Form 10-K405
period 1995-12-31
NET LNNX INC
filed 1996-04-01
CIK 793375

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington D.C.  20549

				 FORM 10-K

(Mark One)

(X)  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the fiscal year ended  December 31, 1995

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________________to________________________

Commission file Number  0-14614

CHESTER COUNTY SECURITY FUND, INC.
(Exact name of registrant as specified in its charter)

   Pennsylvania                                          23-1726390
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

2240 Woolbright Rd. Suite 336,  Boynton Beach,  FL       33426
Address of principal executive offices )               (Zip Code)

Registrant's telephone number, including area code     (407) 739-9151

Securities registered pursuant to Section 12(b) of the Act:

																	 Name of exchange
    Title of each class                              on which registered
	 None                                              None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value
 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __x_ No____

The number of shares outstanding of the registrant's only class of common stock was 3,300,000, no par value, issued and outstanding at December 31, 1995.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (x)

As of February 2, 1996 the value of Common shares held by non-affliates, after giving effect to a reverse 1 for 20 split was $866,250 (165,000 shares at an average between the bid and asked of $ 5.25)

                   			CHESTER COUNTY SECURITY FUND, INC.
                    			   INDEX TO FORM 10-K REPORT


I.  Part I.                                                        Page

    Item 1.     Business                                            3
    Item 2.     Properties                                          3
    Item 3.     Legal Proceedings                                   3
    Item 4.     Submission of Matters to a Vote of Security
              		Holders                                             3


II.      Part II.

    Item 5.     Market for Registrant's Common Stock and
              		Related Stockholder Matters                         3
    Item 6.     Selected Financial Data                             4
    Item 7.     Management's Discussion and Analysis of
		              Financial Condition and Results of Operations       4
    Item 8.     Financial Statements and Supplementary Data         4
    Item 9.     Changes in and Disagreements with Accountants
              		on Accounting and Financial Disclosure              5

III.    Part III.

    Item 10.    Directors and Executive Officers of the
              		Registrant.                                         5
    Item 11.    Executive Compensation                              6
    Item 12.    Security Ownership of Certain Beneficial
              		Owners and Management                               6
    Item 13.    Certain Relationships and Related Transactions      6

IV.   Part IV.

    Item 14.    Exhibits, Financial Statements Schedules,
              		and Reports on Form 8-K                              6

						              				      PART I

Item 1.     Business

	 (a)  General Development of Business.

	 Registrant is a holding company organized under the laws of Pennsylvania. Registrant has conducted virtually no business operations in the past four years, other than its efforts to seek merger partners. Subsequent to year end the Registrant entered into an agreement to exchange approximately 83.5% of its no par value common stock for approximately 60% of the common stock of Communications/USA, Inc. (Comm/USA).

	Comm/USA owns and operates interactive voice messaging franchises in the Voice-Tel system. Voice -Tel is the largest interactive voice messaging company in the United States, operating a digital telecommunications network through independently owned franchises. The system operates on proprietary software which was created by Centigram Communications Corporation. Comm/USA operates in the following sales territories: (i)the cities of Tampa, St.
	Petersburg, Clearwater, Largo, Bradenton, and Sarasota; and
	(ii) the Metropolitan Statistical Areas of Lakeland-Winter Haven, Melbourne-Titusville-Palm Bay, Fort Pierce, Fort Myers-Cape Coral, and Naples.

	After the merger, the Registrant expects to change its name to NET LNNX, Inc., to more closely identify with the high technology nature of its future business. Besides the above mentioned interactive voice messaging, the Registrant expects to form and operate an Internet Service Provider, and Comm/USA expects to provide additional services including ,long distance debit or prepaid cards, long distance re-selling, as well as purchasing its own paging company.


Item 2. Properties.

       The executive and business office of the Registrant consist of office space located at 2240 Woolbright Rd. Suite 336, Boynton Beach, FL 33426.


Item 3. Legal Proceedings.

       There were no material legal proceedings pending or known to be threatened or contemplated to which registrant is a party.


Item 4.  Submission of Matters to a Vote of Security Holders.

	No matter was submitted to a vote of holders of Registrant's Common Stock during 1995.


                               PART II


Item 5. Market for Registrant's Common Stock and Related Stockholders Matters.


       Registrant's Common Stock has been traded on the over-the-counter market since May 1989. The following table sets forth the range of high and low bid quotations for each quarterly period in the fiscal year ended

       December 31, 1995 as reported by brokers making a market in the Company's stock. The quotations shown do not include commissions and therefore do not reflect actual transactions.

			 High                           Low
1994            Bid             Asked           Bid             Asked
1st Quarter     $.125           $ .50           $.125           $. 50
2nd Quarter     $.375           $.625           $.375           $.625
3rd Quarter     $.125           $ .50           $.125           $ .50
4th Quarter     $.125           $ .50           $.125           $ .50

1995
1st Quarter     $ .05           $ .25           $ .05           $ .25
2nd Quarter     $ .05           $ .25           $ .05           $ .25
3rd Quarter     $ .05           $ .25           $ .05           $ .25
4th Quarter     $ .05           $ .25           $ .05           $ .25


       As of March 29, 1996, there were approximately 2,300 holders of record of Common Stock. No cash dividends were paid in the last 4 years.


Item 6. Selected Financial Data.

	None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

      Registrant has projected that it will incur only minor operating costs during 1996. After the merger with Comm/USA, some working capital will flow from the subsidiary to the Registrant in the form of management fees. The company expects these fees to be in the vicinity of $10,000 per month which more than adequately cover any expected expenses that may occur. The Registrant ended the year with $2,164 of cash, which was used to pay for expenses of the merger.

RESULTS OF OPERATIONS

     There was a loss of $186 for the year which is a result of stock transfer fee income and associated miscellaneous operating expenses. The company expects that its revenues will approximate $1,000,000 from its interactive voice messaging services. The company's subsidiary Comm/USA expects to have a net income of 10%-12% of revenues for the 1996 year.


Item 8. Financial Statements and Supplementary Data.

       Financial Statements of Registrant and Financial Statement schedules are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report. A list of said Financial Statements and Financial Statement Schedules is provided in response to Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on
       	Accounting and Financial Disclosure.

       Not applicable


                           PART III



Item 10. Directors and Executive Officers of the Registrant.

	      (A)  Identification of Directors

			       Age             Director Since


Robert C. Hackney              45               December 1995

       Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified.

	    (B)  Identification of Executive Officers

Name                     Office            Age      When Elected

Robert C. Hackney        President         45       December 1995

Each officer is elected until the next Annual Meeting of Directors is held and until his successor is qualified

	   (C) Not required as Registrant was subject to Section 13(a) of Securities Act of 1934

	   (D)  Business experience

Robert C. Hackney: Has been a Director of the Company since December 1995. He will be in charge of implementing the Company's acquisition strategy. For nearly two decades his corporate and securities law practice has included public and private securities offerings, mergers and acquisitions, tender offers, and complex corporate structures. From 1988 until 1995, Mr. Hackney was a partner in the law firm of DeSantis, Gaskill & Hunston P.A., in North Palm Beach, Florida. He is a former securities fraud prosecutor and state securities regulator. He also serves on the Board of Directors of Micro Typing Systems, Inc., a company in the medical products industry. Mr. Hackney is a member of the Florida Bar, the United States District Court, Middle District of Florida, the United States Court of Appeals for the Eleventh Circuit. He has lectured and authored several books in the area of corporate securities law, including "The Complete Guide to Mergers and Acquisitions", (1989), " An Insiders Guide to Non-Bank Business Financing" (1990), and "Firesale! Advice on Buying Financially Distressed Companies" (1991). Mr. Hackney is a member of United States Senator Connie Mack's Senate Roundtable and is listed in the Who' Who Registry.

Item 11. Executive Compensation.

	No officer or Director received any cash compensation during the fiscal year ended December 31, 1995.


Item 12. Security Ownership of Certain Beneficial Owners and Management

	The following table identifies the only persons known by the Company who owned beneficially as of March 28, 1995, more than five percent of any class of the Company's voting securities, after giving effect to a 1 for 20 reverse split which was anounced by the Company on January 3, 1996.

Title          Name and Address         Amount & Nature of       Percent
of Class       of Beneficial Owner      Beneficial Ownership     of Class
_______        _________________        ____________________     ________

Common         Robert C. Hackney
No par value   Palm Beach Gardens, Fl       835,000                83.5%


Item 13. Certain Relationships and Related Transactions.


       No related transactions have taken place during 1995


                       				     PART IV



Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)  (1)   Financial Statements.

       The following Financial Statements of Registrant are filed as part of this Form 10-K Report:

	1. Audited Balance Sheet as of December 31, 1995 and Unaudited Balance Sheet as December 31, 1994.

	2.      Audited  Statement of Operation for the Year ended December 31,
       		1995 and Unaudited Statements of Operations for the years ended
       		December 31, 1994 and 1993.
	3.      Audited Statement of Cash Flows for the year ended December 31,
		       1995 and Unaudited Statements of Cash Flows for the Years ended
       		December 31, 1994 and 1993.
	4.      Notes to Financial Statements

       All schedules are omitted because they are not required, are not applicable or the required information is given in the financial statements or notes thereto.

(a) (3)   Exhibits

(3) (A) Articles of Incorporation (incorporated by reference to Registrant's Form 10-K Report for the year ended December 31, 1983, Exhibit (3)
        (A), 	File No. 0-6553)

(3) (B) By-Laws(incorporated by reference to Registrant's Form 10-K report for the year ended Decenber 31, 1983, Exhibit (3) (B) , File No. 0-6503)

(11)    Earnings per share

       (b)   Reports on Form 8-K

	  During the year ended December 31, 1995 no reports on Form 8-K were filed by Registrant.

      SIGNATURES


      Pursuant to the requirements of Secetion 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



CHESTER COUNTY SECURITY FUND, INC.


By:/S/ Robert C. Hackney
       Robert C. Hackney,  President and Director


Date:  March 29,1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.


By: /S/Robert C. Hackney
    Robert C. Hackney,  President and Director


Date:  March 29,1996