Form 10-Q
period 1996-03-31
NET LNNX INC
filed 1996-05-15
CIK 793375

U.S. Securities and Exchange Commission

	              		    Washington, DC 20549

	                      			 FORM 10-Q

( X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the transition period from          to


Commission File Number:




	                       Net Lnnx, Inc.
 ...................................................................
   (Exact Name of Registrant as specified in its charter)

  Pennsylvania                                     23-1726390
 ...................................................................
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

2240 Woolbright Rd., Suite 336, Boynton Beach, Florida     33426
 ...................................................................
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,  (407) 739-9151


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,075,000 as of March 31, 1996.

		      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NET LNNX, INC.
BALANCE SHEETS

								                                                       Mar. 31         Dec. 31
                                                        								 1996            1995
                                                 							     (Unaudited)       (Audited)
ASSETS
Current Assets
   Cash in Bank                                              $       -         $   2,164
										     -
   Subscriptions Receivable                                      170,000             -
										     -
		   Total Current Assets                                        170,000           2,164

Property and Equipment (net of Depreciation of
$ 180 at 3/31/96)                                                 10,618             -



Investment in Subsidiary                                       1,880,219             -
Total Assets                                                 $ 2,060,837       $   2,164

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

Payable to Subsidiary                                             71,463             -
		   Total Current Liabilities                                    71,463             -


		   Total Liabilities                                            71,463             -

Shareholders' Equity:
  Preferred Stock, no par, 5,000,000 shares                                          -
 authorized, 17,000 shares issued and outstanding
 as of March 31, 1996                                            170,000
  Common Stock, no par, 20,000,000 shares auth.
 1,075,000 and 165,000 issued and outstanding at
 March 31, 1996 and December 31, 1995                                -               -
  Additional Paid-in Capital                                   1,967,167           1,000

  Retained Earnings(Deficit)                                    (147,793)          1,164
		   Total Shareholders' Equity                                1,989,374           2,164
   Total Liabilities and Shareholders' Equity                $ 2,060,837       $   2,164


NET LNNX, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

	                                                 						     For the Three Months Ended

	                                                       							 Mar. 31         Mar 31.
                                                        								  1996            1995
Revenues                                                     $       -         $      12

Cost of Revenues                                                  11,172             -

			Gross Margin                                                  (11,172)             12

Expenses General and Administrative                               66,657             336

	 Income (Loss) from Operations                                 (77,829)           (324)

Depreciation                                                         180             -
Loss on Subsidiary Equity                                         70,948             -
                                                        								  71,128             -

	 Net Income (Loss)                                          $  (148,957)      $    (324)

Retained Earnings-beginning of Period                              1,164           2,350

Retained Earnings-End of Period                              $  (147,793)      $   2,026


Income (Loss) per common shares                              $      (.15)      $     -

Weighted Average number of common shares
outstanding                                                      966,868         165,000


NET LNNX, INC.
STATEMENT OF CASH FLOWS

							                                                      For the Three Months Ended
                                                  							       Mar. 31          Mar. 31
                                                          								1996              1995
Cash Flows from Operations:
Net Income (Loss)                                            $  (148,957)     $     (324)
Adjustments to reconcile net loss
to net cash:
   Depreciation                                                      180
   Expenses paid through stock issuance                           15,000
   Loss on Subsidiary equity                                      70,948
Change in assets and Liabilities:
   Payable to Subsidiary                                          71,463
   Subscription Receivable                                      (170,000)


Net cash (used) by operations                                   (161,366)           (324)

Cash Flows from Investing Activities:
  Acquisition of Property                                        (10,798)

Cash Flows from Financing Activities:
  Proceeds from sale of Preferred Stock                          170,000

	Net change in cash                                               (2,164)           (324)

	Cash at beginning of Period                                       2,164           2,350

	Cash at end of Period                                       $       -        $    2,026


NET LNNX, INC.
FOOTNOTES TO FINANCIAL STATEMENTS

Note 1- Summary of Significant Accounting Policies:

Organization and Purpose: The company was a wholly owned subsidiary of Corporate Investment on December 31, 1988. On May 5, 1989 Corporate
Investment Company distributed all of the outstanding stock of the Company to the shareholders of Corporate Investment Company as a one share stock for stock dividend.

On December 29, 1995, the company entered into an agreement to exchange 85% of its no par value common stock for approximately 55% ownership in Communications/USA, Inc. The actual transfer took place in January, 1996, and the Company filed a Form 8K dated January 8, 1996 detailing the transaction.

The Company's new Board of Directors and shareholders authorized a name change from Chester County Security Fund, Inc., to NET LNNX, Inc., as well as one for twenty reverse stock split of its common stock.

The Company's purpose is to develop and invest in high-tech companys primarily engaged in the information super highway industry. Besides the above named investment, the Company has also formed a wholly owned subsdiary, TrueNet, Inc. to develop and market products to be used in the Internet.

Accounting for Results of Operations in Unconsolidated Subsidiary. - The Company's management has opted for accounting for the results of operations of unconsolidated subsidiaries under the Equity Method. This means that the Company records only its portion (approximately 55%) of income or losses of the subsidiary. For the quarter ended March 31, 1996 this amounted to a loss of $70,948.

Property and Equipment. - Property and Equipment are recorded at cost. The equipment is depreciated over its useful life. There are no differences between book and tax depreciation. Repairs and maintenance are expensed as incurred.

Note 2- Subscription Receivable

The Company entered into an agreement whereby 17,000 shares of the Company's no par value Preferred Stock was exchanged for 12% Exchangeable Debenture of a non-U.S. person. The value assigned to each share of Preferred Stock was $10, for a total of $170,000. As of March 31, 1996 the Company has not yet exchanged the Debenture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	After several years of having no operations the Company entered into an agreement to purchase a majority interest in Communications/USA, Inc.
(CUSA). Through CUSA's wholly owned subsidiary CommTel/USA, Inc., ("CommTel") it owns and operates Voice-Tel franchises which comprises the West Coast of Florida from Tampa Bay to Naples, and the East Coast of Florida from Cocoa to Stuart.

	Voice-Tel is in the interactive voice messaging industry and sells its products to local customers as well as National Accounts. CommTel expects to provide in excess of $1,000,000 in interactive voice messaging services to these accounts.

	The national accounts comprise approximately 60% of the Company's revenues. A typical account in this category is a multi-level marketing company. The largest national account, Amway, purchases a block of telephone numbers from the Company and then re-sells them to its independent distributors. All the incidentals of billing and collections are handled by Amway, with the Company receiving its revenues on a monthly basis. Service issues are handled by the Company. The other national accounts are handled in the same manner as the Company's corporate/retail accounts.

	The corporate/retail accounts are typically comprised of corporations or individuals who desire interactive voice messaging. An example would be a local real estate broker who desires to be able to communicate with his/her agents through this medium. The other major target market is for companies with a field sales and service force.

	The Company has also formed a wholly owned subsidiary to provide Internet services such as consulting and WEB site preparation to businesses and individuals. To date no revenue has been generated from this segment, since it is still in its formative stage.

Liquidity:

	The Company's liquidity is based on the cash flow of its subsidiaries, plus any funds that may be raised from time to time through the selling of its securities. Management feels that its cash flow is adequate to meet its operating needs for the next fiscal year.

	Management expects that its wholly owned Internet Service Provider(ISP) will become self sufficient and generate a positive cash flow during the third and fourth quarter of the fiscal year.

	In February 1996, CommTel obtained a rate adjustment from its local telephone provider to more closely match the rates enjoyed by paging companies. Due to this favorable rate adjustment, the Company will experience a substantial reduction in telecommunications costs for 1996, as well as improved cash flow. Currently this company has approximate cash flow of $1,000,000 per annum.

Capital Commitment

	Presently, the Company does not expect to make any significant capital expenditures, although some are necessary to take full advantage of the expected reduced telecommunications costs. At this time, however, no final plans have been made for these expenditures.

	In order to accomplish its sales goals, the Company may be required to add sales employees. Management anticipates approximately two new sales positions to be created during the next fiscal year.

Results of Operations:

	 The Company experienced a loss of $148,957 for the first quarter of 1996. Management expected this loss, since it was primarily due to start up costs associated with the formartion of its ISP. These expenses which will not re-occur amounted to approximately $ 79,000. The Company also recorded a non-cash loss on the results of operations of an un-consolidated subsidiary. The company accounts for this investment under the Equity Method of Accounting. This loss was approximately $71,000 and was as a result of amortization of intangible assets as well as depreciation of equipment.

	 Management does not feel that this trend will continue in the future.




			 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in securities.

There were no changes in securities other than the creation of a new class of stock for the Company. On January 26, 1996, the shareholders approved the filing of Articles of Amendment to the Articles of Incorporation, adding a provision as follows:

"The Corporation shall also be authorized to issue and have outstanding at any one time five million (5,000,000) shares of Preferred Stock, no par value. The Preferred Stock may be issued from time to time with such designations, face values, dividends, voting preferences, conversion rights, cumulative, relative, participating, optional or other rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolutions or resolutions providing for the issuance of such Preferred Stock as adopted by the Board of Directors pursuant to the authority given in this paragraph."


Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

	A special meeting of the shareholders of the Registrant was held on Friday, January 26, 1996, at 1:00 P. M., for the following purposes:

1. To ratify a one-for-twenty reverse stock split adopted by the Board of Directors, so that each twenty shares of Common Stock outstanding prior to such date ("Old Stock") were converted into one share of fully-paid and non-assessable Common Stock ("New Stock"). No fractional shares were issued as a result of the reverse stock split. Fractional shares representing .4 or greater of New Stock were rounded up to the nearest whole share, and fractional shares representing less than .4 of New Stock were rounded down to the nearest whole share. From and after the date the reverse stock split became effective, certificates representing shares of Old Stock were deemed to represent shares of New Stock as adjusted. Shareholders were not be required to deliver the certificates representing their shares of the Old Stock for certificates representing such shareholder's shares of New Stock to which an individual shareholder was entitled. No adjustment of the capital accounts shall be made as a result of the reverse stock split. The record date for the reverse split was January 25, 1996.

2. To approve the creation of a class of preferred stock for the Corporation. The Corporation acting through its authorized officers caused to be filed Articles of Amendment to the Articles of Incorporation, adding a provision as follows:

"The Corporation shall also be authorized to issue and have outstanding at any one time five million (5,000,000) shares of Preferred Stock, no par value. The Preferred Stock may be issued from time to time with such designations, face values, dividends, voting preferences, conversion rights, cumulative, relative, participating, optional or other rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolutions or resolutions providing for the issuance of such Preferred Stock as adopted by the Board of Directors pursuant to the authority given in this paragraph."

3. To adopt and approve the Net Lnnx, Inc. 1996 Stock Plan and to ratify the authorization of the filing of a Registration Statement on Form S-8 with the Securities and Exchange Commission relating to the securities to be issued pursuant to the Net Lnnx, Inc. 1996 Stock Plan.

	The number of votes cast in favor of all three items was 16,700,000, with no abstentions and no votes cast in opposition.

Item 5. Other Information

(a) Business Development.

	Net Lnnx, Inc. formerly known as Chester County Security Fund, Inc. a Pennsylvania corporation, was formed on April 15, 1968. On December 28, 1995, to be effective January 1, 1996, the Company closed on a formal agreement for the acquisition of an approximate 60% interest in Communications/USA, Inc., a privately-held Florida corporation, in exchange for 83.5% of the shares of its common stock. The transaction was accomplished via a Share Exchange Agreement whereby the majority owners of Communications/USA, Inc. exchanged their stock in Communications/USA, Inc. for controlling interest in Chester County Security Fund, Inc.

	The Company changed its name to Net Lnnx, Inc. and effected a 1 for 20 reverse split on January 26, 1996.

	The Company is active in the telecommunications industry, with its primary focus on two segments of the industry: 1) The ownership and operation of Internet Service Providers and other Internet related companies; and 2) The ownership and operation of Interactive Voice Messaging companies which also provide ancillary telecommunications services such as paging and prepaid long distance telephone cards.

Internet Subsidiary: TrueNet Corporation

	The Company recently formed a wholly owned subsidiary, TrueNet Corporation, to take advantage of opportunities in the Internet marketplace.

	TrueNet operates in the areas of Web Presence Development, Datacomm Consulting, Internet Commerce, and acts as an Internet Service Provider. TrueNet offers a multi-server, multiple Operating System (OS) Internet service. The Company believes that TrueNet is unusual in its ability to offer both the historical strength of UNIX with the emerging advantage of Windows NT.


	The Internet and Internet Service Providers

	Internet Service Providers are access providers who control the "gateways" for users to gain access to the Internet.

	The Internet is a vast, worldwide network of networks that are both commercial and publicly owned, that offers its users access to tremendous academic, business and general resources. It allows a user to log on to a local computer system and access a system in another location, permitting a variety of different types of computer systems to communicate with each other.

	The Internet has no beginning and no end; as networks of computers are added or removed, or failures occur in parts of the system, the rest of the Internet continues to operate. According to industry sources, growth in connections to the Internet, (known as hosts) is doubling annually, a rate that should continue for at least the next five years.

	According to Hambrecht & Quist, a major brokerage firm, there are approximately 35 million users of the Internet now, and this number is anticipated to increase to 300 million by the year 2000. H & Q estimates that revenues from the access companies will jump to $5 billion by 2000, up from $300 million this year.

	With users doubling every year since 1988, the Internet is the fastest growing communications medium in history. The explosive growth of the Internet in the last few years is largely due to the World Wide Web (WWW or just "the Web"). The Web has been successful because it provides a powerful, easy to use, point and click interface. The Web is simply a distributed, hypertext, multi-media database that is based on a set of protocols called HTTP (HyperText Transfer Protocol). Through the use of software such as Netscape, a new Internet user can navigate with little more than point and click skills. This "user friendliness" is anticipated to continue to fuel the explosive growth of the Internet, since even new users can see pictures, read text, hear music and even view animation. This removal of the complexities associated with the Internet has enabled literally a whole world of nontechnical people to have easy access to the wealth of information resources, commercial services and online shopping that are available around the globe.

	According to Morgan Stanley & Co. Incorporated, new businesses that are created by or for the Internet market place will grow very rapidly, at an estimated Compound Annual Growth Rate of 38% from 1995 to 2000. Morgan Stanley puts the size of the Internet market at about $5 billion for new markets plus another roughly $11 billion related indirectly to existing infrastructure companies, and that the "new businesses" market may grow to $36 billion in the year 2000, and the indirectly related existing markets will grow to $43 billion. Accordingly, the market for Internet-related products and services appears to be growing more rapidly than the early emerging markets for print publishing, telephony, film, radio, recorded music, television and personal computers.

Voice Messaging Subsidiary: Communications/USA, Inc.

	Communications/USA, Inc. ("Comm/USA"), a Florida corporation, was incorporated in December, 1992. In May, 1995, Comm/USA executed a contract to acquire all of the issued and outstanding shares of Gulf Coast Communications, Inc. ("Gulf Coast") d/b/a Voice-Tel of West Florida, a Florida corporation. The transaction closed on November 28, 1995. In October, 1995, Comm/USA assigned all of its right, title and interest in the Gulf Coast contract to CommTel/USA, Inc. ("Comm/Tel"), a Florida corporation, Comm/USA's wholly owned subsidiary. Gulf Coast was organized in June, 1989 and Comm/Tel was organized in August, 1995. In October, 1995, Comm/Tel executed an agreement to acquire all of the assets of Feiman & Holliday, Inc., a Florida corporation d/b/a Voice-Tel of Southwest Florida ("Voice-Tel SWF") and closed on the transaction on November 28, 1995. Additionally, in October, 1995, Comm/Tel executed a contract with the owner of forty-five percent (45%) of the common shares of Holt & Feiman, Inc., d/b/a Voice-Tel of Tallahassee, Inc. ("Voice-Tel TAL"), a Florida corporation, to purchase forty-five percent (45%) of Voice-Tel TAL.

	 Comm/USA acquired 100% of the issued and outstanding shares of common stock of Gulf Coast on November 28, 1995, pursuant to a stock purchase agreement dated May 24, 1995, between Comm/USA and the two stockholders of record of Gulf Coast. In October 1995, Comm/USA assigned all of its rights, title and interest in the Gulf Coast stock purchase agreement to Comm/Tel. The agreement, as amended, provides for a purchase price of $550,000, with (i) $325,000 in cash payable on or before November 29, 1995; (ii) a $75,000 promissory note payable on or before February 27, 1996; and (iii) a $150,000 promissory note payable on February 27, 2001, with a holder's option for a balloon payment of the entire amount on February 27, 1998. The $325,000 cash payment was made at Closing and the $75,000 note was paid on February 27, 1996. In addition to the above-mentioned promissory notes, the former Gulf Coast Stockholders have the right to receive an aggregate of 125,000 shares of Comm/USA's common stock, par value $.01 ("Common Stock") or 2.5% of Comm/USA's then issued and outstanding shares of Common Stock, whichever is greater, upon completion of their first year of employment, and an additional 125,000 shares of Common Stock or 2.5% of Comm/USA's then issued and outstanding Common Stock, whichever is greater, upon completion of their second year of employment.

	 Comm/Tel acquired the assets of Voice-Tel SWF pursuant to an asset purchase agreement dated October 23, 1995, between Comm/Tel and Voice-Tel SWF. The asset purchase agreement provides for Comm/Tel's acquisition of certain assets of Voice-Tel SWF, including Voice-Tel SWF's rights under its franchise agreement with Voice-Tel Enterprises, Inc. ("Voice-Tel"), telecommunications equipment, and a rebate of certain telecommunications cost from Voice-Tel in the amount of $6,000. In exchange, Comm/Tel (i) assumed approximately $235,000 of Voice-Tel SWF's liabilities, (ii) transferred $30,000 in cash to certain stockholders of Voice-Tel SWF, and (iii) transferred 312,500 shares of Common Stock to the shareholders of Voice-Tel SWF.

	On October 22, 1995, Comm/Tel entered into a stock purchase agreement with Robert Feiman, a forty-five percent (45%) owner of Voice-Tel TAL, to acquire forty-five percent (45%) of the issued and outstanding shares of common stock of Voice-Tel TAL in exchange for (i) a one time payment by Comm/Tel to Robert Feiman of $15,000 in cash; and (ii) for Comm/Tel's best efforts to repay approximately $50,000 in loans made to Voice-Tel TAL by Robert and Roberta Feiman. The transaction is contingent upon approval of the transaction by the majority shareholder of Voice-Tel TAL, and as of the date of this registration statement, such approval has not yet been obtained.

	The term "the Company" that is used throughout this section includes Comm/USA, Comm/Tel, Gulf Coast, and Voice-Tel SWF.

	Business of the Company

	The Company owns and operates interactive voice messaging franchises in the Voice-Tel system. Voice-Tel is the most widespread interactive voice messaging company in the United States, operating a digital telecommunications network through independently owned franchisees. The network covers the greatest geographic area in the industry, and includes approximately 3,500 cities. The system operates on proprietary software which was created by Centigram Communications Corporation.

	The Company operates in the following sales territories: (i) the cities of Tampa, St. Petersburg, Clearwater, Largo, Bradenton, and Sarasota; and
(ii) the Metropolitan Statistical Areas of Lakeland-Winter Haven, Melbourne-Titusville-Palm Bay, Fort Pierce, Fort Myers-Cape Coral, and Naples. The Company is also negotiating various contracts to acquire additional territories in Florida.

Products, Services and Markets

	Interactive Voice Messaging

	Interactive voice messaging is a service which allows users to talk back and forth to each other and to send messages to one or hundreds of people with just one telephone call. The messages can be saved and/or forwarded to other users. Voice messaging services are accessed world-wide, wherever touch-tone telephone service is available. The service has flexible interactive answering and broadcast capabilities that management believes makes the system more accessible than e-mail, more personal and powerful than voice mail machines, and more detailed and informative than pagers. As a result, the Company believes that the system is more practical and user-friendly for the increasingly mobile executive who relies more and more on voice messaging services.

	Approximately 60% of the Company's revenue is derived from Voice-Tel's national accounts. One of the largest user groups of Voice-Tel services is the Amway Corporation ("Amway") through its independent distributors. Voice-Tel messaging service is marketed under the name "Amvox" to Amway distributors. In addition, more than one million Amway distributors are authorized to resell Voice-Tel services to their customer bases. Voice-Tel also has a national account agreement with Century 21 Real Estate to provide voice messaging services to real estate brokers across the nation that are affiliated with Century 21. Additionally, Voice-Tel has national account agreements with other large companies including Mailboxes, Etc., Primerica Financial Services,

Discovery Toys, Norwest Mortgage, Centigram Communications Corporation, Val Pak, Inc., National Safety Associates ("NSA"), Traveler's Insurance Company, and Excel Telecommunications, Inc.

	Approximately 39% of the Company's revenue is derived from corporate/ retail accounts. The corporate accounts are corporations or individuals who desire interactive messaging. Typically, these accounts consist of local business persons such as real estate brokers or other professionals who desire to communicate with their agents through this medium. Primary targets for the service include companies with field sales and service forces.

	The Company believes that in certain areas various industries tend to become interdependent on the Voice-Tel system, which causes related parties to join the system. For example, many Realtors use the system. The addition of local mortgage brokers, banks, real estate lawyers, title companies, surveyors and local zoning agencies could enhance the business of all of these customers.

	The Voice-Tel System

	The Company owns franchises granted by Voice-Tel Enterprises, Inc. ("Voice-Tel or VTE"). VTE is a privately-owned company and was incorporated in 1986. VTE started operations as a franchise organization in the Ohio area. The franchisees, using Centigram platforms, operated local area voice mail service bureaus selling mailboxes to business accounts. The organization grew in the eastern states, reaching about 30 locations by 1990.

	By early 1990, Voice-Tel wanted to expand its coverage to include the western states. Voice-Tel acquired Amvox in 1990. At that time, Amvox had a presence in over 50 major metropolitan cities; over 100 cities including suburban coverage. Amvox had begun construction on a digital network and had about 15 cities linked together, allowing customers to exchange messages from one city to another.

	Management believes that the acquisition of Amvox was attractive to Voice-Tel for many reasons including (i) Amvox used Centigram platforms exclusively; (ii) Amvox had significant coverage in the western two thirds of the country; (iii) Amvox locations tripled VoiceTel's city coverage; and
(iv) Amvox had a business alliance with Amway Corporation. The Company believes that the business alliance with Amway was significant for three reasons: (i) Amway had a significant investment in Amvox; (ii) Amway distributors bought Amvox mailboxes for their own use; and (iii) Amway distributors sold Amvox mailboxes.

	The Amway affiliation has continued with Voice-Tel. Amway distributors represent more than a third of Voice-Tel's total customer base; Amway Corporation also has a minority interest ownership in Voice-Tel. Management believes that one of the major advantages of the relationship is the 'built-in" customer base when a new location is opened. The Amway distributors are given advance knowledge of the new service and are ready to sign-up. Amway distributors communicate with their superior and subordinate distributors (multi-level marketing) via voice messaging. Originally, Amway distributors exchanged messages locally (on the same platform), and as the digital network gradually expanded, messaging became nationwide. Amway distributors have a greater presence in suburban and rural areas than in most major metropolitan cities. Amway distributors are also encouraged to sell Amvox voice mailboxes.

	The digital network was completed in 1991, allowing nationwide messaging on the Centigram platforms.

	Unlike Voice-Tel, the other two major competitors in the industry, Octel Network Services and VoiceCom, market principally to large, multi-location corporate accounts. To highlight some of the differences, Voice-Tel service offers: (i) Simplicity; (ii) Inexpensive and competitive services in comparison with RBOC services; (iii) Direct inward dial (DID); (iv) Local
access - no need for 800 usage charges; Toll savers; (v)   Local sales and
local customer support; (vi) Nationwide and international messaging with local access available; and (vii) Many individual accounts. Options include:
Pager activation; Outdial message notification; 800 service for customers who feel they need it for their customers; and Revert to operator.

	From the beginning, Voice-Tel has marketed a service that the Company believes is simple to learn and use, and is free of complicated and expensive "bells and whistles." Voice-Tel, (and Amway/Amvox) mailboxes are DID numbers. The customer is assigned a seven-digit local DID telephone number. The customer can have a white page listing in their name even though Voice-Tel is the customer of record for a DID number. This is possible under the provisions of the RBOC joint user group tariffs.

	The mailboxes can provide: (i) Voice messaging; (ii) Call answering;
(iii) Alternate telephone numbers; (iii) Menu boxes (directing callers to appropriate mailbox); (iv) Broadcasting; and (v) Audiotex.

	Unlike users of the RBOCs' voice mail services, Voice-Tel customers are classified neither as residential nor business accounts because the DID mailboxes are not associated with the customers' existing telephone numbers. The Amway distributors can be considered hybrid customers in that they typically work from their homes on residential lines. The Voice-Tel corporate accounts more closely resemble RBOC business customers, except that Voice-Tel customers need to receive and send messages to other locations.

	Historically, the Voice-Tel franchisees have had the greatest success selling to small and medium-size service accounts, such as real estate offices, and financial services. The sales emphasis is on network-based messaging rather than simple call answering.

	The Voice-Tel franchisees have targeted small to mid-size accounts because of the need to sell within their territory. At year-end 1994, Voice-Tel had local access in 3,485 cities in the US (46 states), and 15 cities in Puerto Rico, Canada, Australia and New Zealand.

	Voice-Tel currently has local access in approximately 3,500 domestic cities. In these terms, Voice-Tel is the closest to having a ubiquitous network. However, by using Centigram platforms exclusively, a caller using a different platform cannot now message with a Voice-Tel customer, or vice versa.

	A universal network, with ubiquitous access and inter-machine operability, would offer a powerful asset for securing national accounts and augmenting the Amway individual mailbox sales and messaging revenues. Voice-Tel has concentrated on expansion for the past several years both domestically and internationally. It is unknown whether or not Voice-Tel will invest in the research and development of the necessary software to implement inter-machine functionality.

	Long Distance Telephone Service

	Debit cards enable a caller to make long distance toll charge calls from any touch tone telephone at lower rates than many alternatives, and assists users in budgeting their telephone usage. Additionally, debit cards have instructions in various languages, and loss or theft amount is limited to the value remaining on the debit card.

	Traditional users of debit cards include military personnel, college students and their parents, foreign exchange students, foreign visitors, tourists, Inner-city residents, Ship employees-crew members, sales personnel, hospital employees and patients, migrant workers, truck drivers, nursing home patients, and business travelers.

	In the United States, this segment of the industry is in its infancy and is growing rapidly. Industry sources estimate that more than 500 companies are making and selling debit cards, including companies such as MCI and Sprint. Sales of the cards was approximately $65 million in 1993 and $325 million in 1994. By the first quarter of 1996, industry experts expect sales to reach the annual rate of at least $1 billion. In 1994, the international debit card business was estimated at $4 billion. The Japanese telephone debit card business was estimated to be $2.5 billion in 1994. The Company anticipates entering this market in 1996.

	Other Services

	Presently, the Company offers paging services of third party vendors that it resells to its customers. The pagers are connected to the customer's voice mailbox, so that when messages are deposited in a customer's box, they are routed to the pager and their pager alerts them to call their voice mailbox.

Competition

	General

	The voice messaging market, which includes voice mail and other voice processing services, and the debit card market is fragmented, but highly competitive due principally to the number of providers of telecommunications services, certain of which have greater financial resources and more experience than the Company. The costs and features of voice processing equipment vary widely and the Company believes that the primary factor governing the acceptance of a system is the ease of use or "user friendliness" of the system.

       Competition among National Network-Based Voice Message Service Providers


       The Company views the voice processing industry as presently divided into two segments. The first segment consists of companies that are voice processing service providers of national and international network based voice messaging services. The second segment consists of the Regional Bell Operating Companies voice mail (call coverage) services. The first segment is considered by the Company as its primary competition at the present time.

	The Company views three entities as the national voice messaging service providers, Octel (ONS), VoiceCom, and Voice-Tel Enterprises, Inc.
(VTE). ONS and VoiceCom have historically targeted multi-location business accounts. Many, if not most, of their customers have a CPE voice mail platform (or a CPE PBX with a voice mail option) at their headquarters. These size companies use their CPE voice mail for call answering, intra-office messaging and, perhaps, use automated attendant features. VTE's customer base does not fit the above description in that it has many single mailbox customers in addition to corporate accounts. Voice-Tel has not historically targeted the very large, multi-location accounts as have the other nationals.

	The nationals' typical business customer has branch offices and/or field personnel. The cost to purchase a voice mail platform can not easily be cost justified for small branch offices. Cost aside, local branch voice mail systems do not permit voice messaging with the home office. The nationals have sold to large users as well as smaller to mid-size accounts. A smaller account may not have branch offices but, rather field personnel dispersed around the country. Some or many of the field personnel may work from their homes.

	The convenience of 800 access is apparent to field sales, service and work-at-home personnel, and traveling executives. Local access (with telco local calling charges) is generally less expensive than 800 usage, but requires change at public pay phones, calling cards and/or increased charges on phone bills in areas that do not offer flat charge calling programs. The disadvantage of 800 access is additional cost and variable monthly usage charges.

	The Company believes that the power of the network-based message services is the ability to message and exchange information from one location to another regardless of time zones and other field conditions. Sales personnel can determine inventory availability, report sales, or inquire if an order has been shipped. Service personnel can report service problems, or request
replacement parts.   Executives can receive and dispense important and timely
information with a single call.

	The nationals' service offerings can be used as call answering by forwarding callers on "busy" or "no answer" conditions from small offices or home numbers. As for the alternative, local RBOC voice mail can be used for simple call answering. The shortcoming of using RBOC call answering for the mid-size to large customer is the inability to pass an important message to headquarters for follow-up; a simple task on a network-based message service.

	The ability to create a message and have it delivered to many people at several locations, and to answer a message (perhaps attaching additional comments to it and passing it on to other users on the network) are not possible on today's RBOC call answering voice mail services. Prior to the new Telecom law, the RBOCs were prohibited from message transport outside of their local service area.

	The recently passed telecom legislation in Congress will allow the RBOCs into long-distance services. The Company expects the RBOCs, either through the landline networks or through their wireless ventures to initiate nationwide messaging services.

	ONS, (previously Tigon), and VoiceCom have added many features and capabilities to enhance the value of the basic voice mail services offered to businesses. Voice-Tel has taken a different approach by offering a no frills, easy to use, voice mail network with local access in all major metropolitan
areas throughout the contiguous United States.   Voice-Tel is also the
exception to the other nationals in that the company has many single mailbox customers. In RBOC terms, these single mailbox customers would be called residential customers. A large percentage of Voice-Tel's customers are Amway distributors who commonly work from their homes. Amway distributors can sell a voice mail product called Amvox through a distribution agreement between Voice-Tel and Amway. Voice-Tel also has many multi-location business accounts sold by the local franchisees such as the Company.

	Limitations on Today's Voice Messaging Systems

	The existing voice mail message networks all have limited access. Voice-Tel currently has the greatest local access coverage with approximately 3,500 cities in the United States. However, what remains to be developed is a truly ubiquitous network. This would include two key elements, as is the case with fax machines: (1) Local access from any telephone number (to avoid costly 800 usage); and (2) The ability to exchange messages from one voice mail platform to any other voice mail platform.

Directors, Executive Officers, Promoters, and Control Persons.

	The following is a brief account of the business experience and the educational background of the officers and director of the Company:

	Robert C. Hackney, 45, has been a director of Net Lnnx, Inc. since January 1, 1996 and has served as Chief Executive Officer of Communications/ USA, Inc. since inception. For nearly two decades his corporate and securities law practice has included public and private securities offerings, mergers and acquisitions, tender offers, and complex corporate transactions. From 1988 until 1995, Mr. Hackney was a partner in the law firm of DeSantis, Gaskill & Hunston P. A., in North Palm Beach, Florida. He is a former securities fraud prosecutor and state securities regulator. He also serves on the Board of Directors of Micro Typing Systems, Inc., a company in the medical products industry. Mr. Hackney is a member of The Florida Bar, the United States District Court, Southern District of Florida, the United States District Court, Middle District of Florida, the United States Court of Appeals for the Fifth Circuit, and the United States Court of Appeals for the Eleventh Circuit. He has lectured and authored several books in the area of corporate and securities law, including "The Complete Guide to Mergers & Acquisitions," (1989), "An Insider's Guide to Non-Bank Business Financing" (1990), and "Firesale! Advice on Buying Financially Distressed Companies" (1991). Mr. Hackney is a member of United States Senator Connie Mack's Senate Roundtable and is listed in the Who's Who Registry.


	Raul E. Balsera, 47, has been the Chief Financial Officer of Net Lnnx, Inc. since January 1, 1996 and of Communications/USA, Inc. since April, 1995. Mr. Balsera has been a Certified Public Accountant since 1973, starting his career with the big eight accounting firm of Arthur Andersen & Co. From 1980 until 1984 he was the Manager of General Accounting and Contract
Administration at Sensormatic Electronics Corporation, a Florida based public company. For two years he served as Chief Financial Officer of Bio-Analytic Laboratories, another publicly held Florida company. Mr. Balsera spent three additional years at Sensormatic as Director of Marketing Administration, where he was responsible for the administrative and financial functions of the Sales and Marketing departments. Since 1991 he has been practicing public accounting, concentrating on corporate taxation and Securities & Exchange Commission financial regulatory consulting. Mr. Balsera is a member of the National Association of Tax Professionals, the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Balsera obtained his Bachelor of Business Administration degree in Accounting and Management from Florida Atlantic University.


Item 6. Exhibits and Reports on Form 8-K.

	Form 8-K reporting the acquisition of Communications/USA, Inc. stock (without financial statements), was filed on January 12, 1996, and is incorporated by reference herein.

	Form 8-KA reporting the acquisition of Communications/USA, Inc. stock (with financial statements), was filed on January 19, 1996, and is incorporated by reference herein.

                  			      SIGNATURES

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

	                 		     NET LNNX, INC.
 ..............................................................................
                  			     (Registrant)

Date: May 14, 1996



By: /s/Robert C. Hackney
    (Signature)
    Robert C. Hackney
    President