Form 10-Q
period 1996-06-30
NET LNNX INC
filed 1996-08-19
CIK 793375

U.S. Securities and Exchange Commission

                             Washington, DC 20549

                                 FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

for the transition period from           to

Commission File Number:


                                Net Lnnx, Inc.
 ..............................................................................
              (Exact Name of Registrant as specified in its charter)

          Pennsylvania                                    23-1726390
 ..............................................................................
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


2240 Woolbright Rd., Suite 336, Boynton Beach, Florida               33426
 ..............................................................................
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,  (407) 739-9151

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes       No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed alldocuments and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.       Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,075,000 shares outstanding as of June 30, 1996.

                             PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

        See Financial Statements and Notes to Financial Statements attached.

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

             Management expects that its wholly owned Internet Service Provider(ISP) will become self sufficient and generate a positive cash flow during the third and fourth quarters of the fiscal year.

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

Results of Operations:,

          The Company experienced a loss of $ 88,329 and$237,286 for the three and six months period ended June 30, 1996. Management expected this loss, since it is primarily due to start up costs associated with the formartion of its ISP. These expenses which will not wind down as the company's operation increase amounted to approximately $ 38,000 and $116,000 for the above mentioned periods. The Company also recorded a non-cash loss on the results of operations of an un-consolidated subsidiary. The company accounts for this investment under the Equity Method of Accounting. This loss was approximately $49,000 and $121,000 for the three and six months period ended June 30, 1996, and was primarily as a result of amortization of intangible assets as well as depreciation of equipment.

         Management feels that as the operations of the ISP increase and sales are made the impact on the financial statements of non cash losses will not be as material to the financial statements of the company.




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

     Approximately 39% of the Company's revenue is derived from corporate/retail accounts. The corporate accounts are corporations or individuals who desire interactive messaging. Typically, these accounts consist of local business persons such as real estate brokers or other professionals who desire to communicate with their agents through this medium. Primary targets for the service include companies with field sales and service forces.

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

     Traditional users of debit cards include military personnel, college students and their parents, foreign exchange students, foreign visitors, tourist s, Inner-city residents, Ship employees-crew members, sales personnel, hospital employees and patients, migrant workers, truck drivers, nursing home patients, and business travelers.

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

     ONS, (previously Tigon), and VoiceCom have added many features and capabilities to enhance the value of the basic voice mail services offered to businesses. Voice-Tel has taken a different approach by offering a no frills, ea sy to use, voice mail network with local access in all major metropolitan areas throughout the contiguous United States. Voice-Tel is also the exception to the other nationals in that the company has many single mailbox customers. In RBOC terms, these single mailbox customers would be called residential customers. A large percentage of Voice-Tel's customers are Amway distributors who commonly work from their homes. Amway distributors can sell a voice mail product called Amvox through a distribution agreement between Voice-Tel and Amway. Voice-Tel also has many multi-location business accounts sold by the local franchisees such as the Company.

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

Directors, Executive Officers, Promoters, and Control Persons.

The following is a brief account of the business experience and the educational background of the officers and director of the Company:

     Robert C. Hackney, 45, has been a director of Net Lnnx, Inc. since January 1, 1996 and has served as Chief Executive Officer of Communications/USA, Inc. since inception. For nearly two decades his corporate and securities law practice has included public and private securities offerings, mergers and acquisitions, tender offers, and complex corporate transactions. From 1988 until 1995, Mr. Hackney was a partner in the law firm of DeSantis, Gaskill & Hunston P. A., in North Palm Beach, Florida. He is a former securities fraud prosecutor and state securities regulator. He also serves on the Board of Directors of Micro Typing Systems, Inc., a company in the medical products industry. Mr. Hackney is a member of The Florida Bar, the United States District Court, Southern
District of Florida, the United States District Court, Middle District of Florida, the United States Court of Appeals for the Fifth Circuit, and the United States Court of Appeals for the Eleventh Circuit. He has lectured and authored several books in the area of corporate and securities law, including "The Complete Guide to Mergers & Acquisitions," (1989), "An Insider's Guide to Non-Bank Business Financing" (1990), and "Firesale! Advice on Buying Financially Distressed Companies" (1991). Mr. Hackney is a member of United States Senator Connie Mack's Senate Roundtable and is listed in the Who's Who Registry.

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


 ...............................NET LNNX, INC.................................
                                (Registrant)

Date.......................... August 19, 1996...............................

By:/s/Robert C. Hackney......................................................
                                  (Signature)
                                  Robert C. Hackney
                                  President

                      			PART I- FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

NET LNNX, INC.
BALANCE SHEETS


                                                Jun. 31         Dec. 31
                                                1996            1995
                                                (Unaudited)     (Audited)
ASSETS
Current Assets
   Cash in Bank                                 $     2,078     $    2,164
                                                                       -
   Subscriptions Receivable                         170,000            -
                                                                       -
        Total Current Assets                        172,078          2,164

Property and Equipment (net of Depreciation of
$ 360 at 6/30/96)                                    10,438             -



Investment in Subsidiary                          1,720,958             -
Total Assets                                    $ 1,903,474    $      2,164

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

Accrued Expenses                                      2,429             -
        Total Current Liabilities                     2,429             -


        Total Liabilities                             2,429             -

Shareholders' Equity:
 Preferred Stock, no par,5,000,000 shares                               -
 authorized, 17,000 shares issued and outstanding
 as of June 30, 1996                                170,000
 Common Stock, no par, 20,000,000 shares auth.
 1.075,000 and 165,0000 issued and outstanding at
 June 30, 1996 and December 31, 1995                   -                 -
   Additional Paid-in Capital                     1,967,167            1,000
                                                                          -
   Retained Earnings(Deficit)                      (236,122)           1,164
        Total Shareholders' Equity                1,901,045            2,164
    Total Liabilities and Shareholders' Equity   $1,903,474      $     2,164


ITEM 1-FINANCIAL STATEMENTS-CONTINUED

NET LNNX, INC.
STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended

                                                     Jun. 30          Jun. 30
                                                     1996             1995
Revenues                                             $    4,043       $      48

Cost of Revenues                                          6,611             -

                Gross Margin                             (2,568)             48

Expenses General and Administrative                      35,804             -

        Income(Loss) from Operations                    (38,372)             48

Depreciation                                                180             -
Loss on Subsidiary Equity                                49,777             -
                                                         49,957             -

        Net Income(Loss)                             $  (88,329)     $       48


Income(Loss) Per Common Share                        $    (0.08)     $     0.00

Weighted Average number of Common Shares
outstanding                                           1,075,000         165,000





ITEM 1- FINANCIAL STATEMENTS- CONTINUED

NET LNNX, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(DEFICIT)

                                                     For the Six Months Ended

                                                     Jun. 30         Jun. 30
                                                      1996            1995

Revenues                                             $   4,043        $      48

Cost of Revenues                                        17,783            -

                Gross Margin                           (13,740)              48

Expenses General and Administrative                    102,461            -

        Income(Loss) from Operations                  (116,201)              48


Depreciation                                               360            -
Loss on Subsidiary Equity                              120,725            -
                                                       121,085            -

        Net Income(Loss)                            $ (237,286)     $        48

Retained Earnings-beginning of Period                    1,164            2,026

Retained Earnings-End of Period                     $ (236,122)     $     2,074


Income(Loss) per common shares                      $    (0.23      $      0.00

Weighted Average number of common shares
outstanding                                          1,020,934          165,000



			PART I- FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

NET LNNX, INC.
STATEMENT OF CASH FLOWS


                                                Jun. 31         Dec. 31
                                                1996            1995
                                                (Unaudited)     (Audited)
ASSETS
Cash Flows from Operations:
Net Income (Loss)                               $  (237,286)    $      -
Adjustments to reconcile net loss
 to net cash:
    Depreciation                                        360
    Expenses paid through stock issuance             15,000
    Loss on Subsidiary equity                       120,725
Change in assets and liabilities:
    Payable to Subsidiary                           109,484
    Subscriptions Receivable                       (170,000)
     Increase in Accrued Expenses                     2,429

Net cash (used) by operations                      (159,288)            48                -

Cash Flows from Investing Activites:
    Acquisition of Property                         (10,798)

Cash Flows from Financing Activities:
    Proceeds from sale of Preferred Stock           170,000

            Net change in cash                         (86)            48

            Cash at beginning of Period               2,164         2,026

            Cash at end of Period                 $   2,078    $    2,074


ITEM I- FINANCIAL INFORMATION-CONTINUED

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

On December 29, 1995, the company entered into an agreement to exchange 85% of its no par value common stock for approximately 55% ownership in Communications/USA, Inc.The actual transaction took place in January 1996, and the Company filed a Form 8K dated January 8, 1996 detailing the transaction.

The Company's new Board of Directors and shareholders authorized a name change from Chester County Security Fund, Inc., to NET LNNX, Inc., as well as a one for twenty reverse stock split of its common stock.

The Company's purpose is to develop and invest in high-tech company's primarily engaged in the information super highway industry. Besides the above named investment, the Company has also formed a wholly owned subsidiary, TrueNet, Inc., to develop and market products to be used in the Internet.

Accounting for Results of Operations in Unconsolidated Subsidiary.- The Company's management has opted for accounting for the results of operations of unconsolidated subsidiaries under the Equity Method. This means that the Company records only its portion(approximately 55%) of income or losses of the subsidiary. For the quarter and six months ended June 30, 1996 this amounted to a loss of $49,777 and $120,725 respectively.

Property and Equipment.- Property and Equipment are recorded at cost. The equipment is depreciated over its useful life. There are no differences between book and tax depreciation. Repairs and maintenance are expensed as incurred.

Note 2- Subscription Receivable

The Company entered into an agreement whereby 17,000 shares of the Company's no par value Preferred Stock was exchanged for a 12% Exchangeable Debenture from a corporation. The value assigned to each share of Preferred Stock was $10, for a total of $170,000. As of June 30, 1996 the Company has not yet exchanged the Debenture.