Form 10-Q
period 1996-09-30
NET LNNX INC
filed 1996-11-22
CIK 793375

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                              FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the transition period from           to

                   Commission File Number: 333-5862


                            Net Lnnx, Inc.
 ................................................................................
       (Exact Name of Registrant as specified in its charter)

       Pennsylvania                               23-1726390
 ................................................................................

(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


324 Datura Street, Suite 150, West Palm Beach, Florida       33401
 ................................................................................
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,  (407) 832-8832

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

APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,450,126 shares outstanding as of September 30, 1996.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS - ATTACHED TO BACK OF DOCUMENT

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

Liquidity:

     The Company's present levels of operations are not sufficient to fund the operations of its Internet Service Provider (ISP) subsidiary. As such, it will be necessary for the company to raise additional funds from sales of its common or preferred stock. Management believes that the ISP's revenues will increase sufficiently to cover its operating expenses by the first or second quarter of 1997.

     The Company's majority owned affiliate, Communicatons/USA, has a current level of operations sufficient to generate enough cash to adequately fund it operations. This trend is expected to continue in the future.

Capital Commitment

     Presently, the Company does not expect to make any significant capital expenditures. In the event that additional financing is obtained, the Company may expand by acquiring more Voice-Tel franchises.

     In order to accomplish its sales goals, the Company may be required to add sales employees. Management anticipates approximately two new sales positions to be created during the next fiscal year.

Results of Operations:

     The Company experienced a profit of $125,875 or $.09 per share for the quarter ended September 30, 1996. The profit was a result of a gain on non-monetary exchange of Web Site development services for advertising and other publicity with publications and periodicals. The impact of these transactions also generated a profit of $70,338 or $.07 per share for the nine months then ended, however this was offset by a writeoff of approximately $200,000 due to a premature cancellation of a consulting agreement. This write off then generated a loss of $111,231 or $.09 per share for the nine months.

     Management expects that the Company will not enter into as many of these types of transactions in the future. As such, gains of this type may not occur in subsequent periods.

     The Company's revenues have been increasing, but are not large enough to provide the cash flow necessary to fund its operations. The Company will rely on raising capital to fund its operations for the near future. It is expected that as a result of its advertising campaign, revenues will increase in subsequent quarters.


                  PART II - OTHER INFORMATION


Item 5. Other Information

     On November 11, 1996, the majority shareholder of the Company entered into an agreement to restructure the stock ownership of the Company. Pursuant to the agreement, Robert C. Hackney & Cyndee W. Hackney transferred shares to Raul E. Balsera and Georgia A. Balsera and Robert B. Feiman and Roberta Feiman. In addition, Robert B. Feiman and Roberta Feiman exchanged 250,000 shares of the Company's subsidiary, Communications/USA, Inc. for 250,000 shares of the Company. As a result of the agreement, beneficial shares ownership among the three individuals is as follows: Robert B. Feiman and Roberta Feiman, 398,334, Robert C. Hackney and Cyndee W. Hackney, 396,624 and Raul E. Balsera and Georgia A. Balsera, 396,333. Raul E. Balsera was also appointed President of the Company, with Robert C. Hackney remaining as a director.


Item 6. Exhibits and Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NET LNNX, INC.
 ................................................................................

                              (Registrant)


Date:  November 19, 1996


                                              By: /s/Raul E. Balsera
                                                    Raul E. Balsera, President




NET LNNX, INC.
BALANCE SHEETS

                                                  Sep.30          Dec. 31
                                                   1996            1995
                                                (Unaudited)      (Audited)
ASSETS
Current Assets
   Cash in Bank                                  $       43,173   $       2,164
   Accounts Receivable                                    2,139          -
   Subscriptions Receivable                              10,000          -
   Prepaids and Other Assets                            578,500          -
        Total Current Assets                            633,812          2,164

Property and Equipment
(net of Depreciation of
$ 540 at 9/30/96)                                        10,258        -

Investment in Subsidiary                              1,591,220        -
Total Assets                                  $       2,235,290   $      2,164

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

Accounts Payable and Accruals                            82,805         -
       Total Current Liabilities                         82,805         -

       Total Liabilities                                 82,805         -

Shareholders' Equity:
 Preferred Stock, no par, 5,000,000 shares                               -
 authorized, no shares issued or outstanding
 as of September 30, 1996                                  -
 Common Stock, no par, 20,000,000 shares auth.
 1,450,126 and 165,0000 issued and outstanding
 at September 30, 1996 and December 31, 1995               -              -
   Additional Paid-in Capital                         2,262,552          1,000
                                                                          -
   Retained Earnings(Deficit)                          (110,067)         1,164
     Total Shareholders' Equity                        2,152,485         2,164
       Total Liabilities and Shareholders' Equity    $ 2,235,290  $       2,164


FINANCIAL STATEMENTS- CONTINUED


NET LNNX, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(DEFICIT)


                                               For the Nine Months Ended

                                                Sep. 30           Sep. 30
                                                 1996             1995

Revenues                                        $      22,883     $        90

Cost of Revenues                                       76,430             -

          Gross Margin                                (53,547)             90

Expenses General and Administrative                   631,471             336

     Income(Loss) from Operations                    (685,018)           (246)

Gain on Non-Monetary transactions                     558,000
Depreciation                                              540            -
Income on Subsidiary Equity                            16,327            -

                                                      573,787            -

     Income(Loss)before Income Taxes            $    (111,231)      $   (246)

Income Tax Provision                                     -               -

     Net Income                                      (111,231)

Retained Earnings-beginning of Period                   1,164           2,026

Retained Earnings-End of Period                 $    (110,067)       $  1,780

Income(Loss) per common shares                  $       (0.09)       $ (0.001)

Weighted Average number of common shares
outstanding                                         1,241,435         165,000




ITEM 1-FINANCIAL STATEMENTS-CONTINUED


NET LNNX, INC.
STATEMENTS OF OPERATIONS


                                               For the Three Months Ended
                                                Sep. 30              Sep.30
                                                  1996                  1995


Revenues                                        $       18,840        $       48
Cost of Revenues                                        58,647             -

          Gross Margin                                 (39,807)            48

Expenses General and Administrative                    529,010             -

     Income(Loss) from Operations                     (568,817)            48

Gain from Non-Monetary Transactions                    558,000
Depreciation                                               360            -
Income on Subsidiary Equity                            137,052            -
                                                       694,692            -
     Income before Income Taxes                        125,875

Provision for Income Taxes                                -               -

     Net Income(Loss)                           $      125,875        $    48


Income(Loss) Per Common Share                   $         0.09        $  0.00

Weighted Average number of Common
Shares outstanding                                   1,388,012        165,000




ITEM 1-FINANCIAL STATEMENTS-CONTINUED


NET LNNX, INC.
STATEMENT OF CASH FLOWS

                                                   For the Nine Months Ended
                                                   Sep.30              Sep. 30
                                                    1996                 1995

Cash Flows from Operations:
Net Income(Loss)                                $   (111,231)       $    (246)
Adjustments to reconcile net loss
to net cash:
   Depreciation                                          540
   Expenses paid through stock issuance              412,875
   Income from non-monetary transactions            (558,000)
   Gain on Subsidiary equity                         (16,327)
Change in  assets and liabilities:
   (Increase) in Accounts Receivab                    (2,139)
   Payable to Subsidiary                              83,284
   Subscriptions Receivable                          (10,000)
    Increase in Accrued Expenses                      82,805

Net cash (used) by operations                       (118,193)            (246)

Cash Flows from Investing Activities:
   Acquisition of Property                           (10,798)

Cash Flows from Financing Activities:
 Proceeds from sale of Preferred Stock               170,000

          Net change in cash                          41,009             (246)

     Cash at beginning of Period                       2,164            2,350

     Cash at end of Period                      $     43,173    $       2,104



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

On December 29, 1995, the company entered into an agreement to exchange 85% of its no par value common stock for approximately 55% ownership in Communications/USA, Inc. The actual transaction took place in January 1996, and the Company filed a Form 8K dated January 8, 1996 detailing the transaction.

The Company's new Board of Directors and shareholders authorized a name change from Chester County Security Fund, Inc., to NET LNNX, Inc., as well as a one for twenty reverse stock split of its common stock.

The Company's purpose is to develop and invest in high-tech company's primarily engaged in the information super highway industry. Besides the above named investment, the Company has also formed a wholly owned subsidiary, TrueNet Corporation, to develop and market products to be used in the Internet.

Accounting for Results of Operations in Unconsolidated Subsidiary.- The Company's management has opted for accounting for the results of operations of unconsolidated subsidiaries under the Equity Method. This means that the Company records only its portion(approximately 55%) of income or losses of the subsidiary. For the quarter and nine months ended September 30, 1996 this amounted to an equity pick-up of $137,052 and $16,327 respectively.

Property and Equipment.- Property and Equipment are recorded at cost. The equipment is depreciated over its useful life. There are no differences between book and tax depreciation. Repairs and maintenance are expensed as incurred.

Note 2- Prepaids and Other Assets

During the quarter ended September 30, 1996, the company entered into various agreements to exchange WEB Site development and hosting services for advertising and corporate publicity with several publications, primarily focused toward the investing public. The company realized a non-monetary gain on the exchange of services aggregating $558,000. The company is carrying these gains as Prepaid Advertising on its Balance Sheet, and intends to amortize them as they are utilized.


Note 3- Preferred Stock

The company in exchange for a Note had issued 17,000 shares of its convertible preferred stock, at a price of $10 per share. The company converted the preferred into 53,572 shares of its common stock at an average price of $3.17 per share.