Form 10KSB
period 1996-12-31
NET LNNX INC
filed 1997-04-15
CIK 793375

                    UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington D.C.  20549

                     FORM 10-KSB

(Mark One)

  (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1996.

OR

 (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to________________

Commission file Number  333-5862

     NET LNNX, INC.
(Exact name of registrant as specified in its charter)

     Pennsylvania                                    23-1726390
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

324 Datura Street, Suite 150,  West Palm Beach,  FL       33401
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (561)659-1196

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                  Name of exchange
 Title of each class                              on which registered
      None                                              None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, no par value
 (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-K  [ ]

     State issuer's revenues for its most recent fiscal year..$00.00

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of April 12, 1997 the aggregate market value of common stock, no par value, held by non-affiliates was $441,369 (588,493 shares at an average between the bid and asked of $0.75)

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

As of April 12, 1997, there were 1,624,876 shares of common stock, no par value, issued and outstanding.

                                    PART I

 Item 1.Description of Business

       (a)Business Development

     The registrant was organized as Chester County Security Fund, Inc. under the laws of Pennsylvania on April 15, 1968. Corporate Investment Company ("CIC") purchased, as a wholly owned subsidiary, the outstanding shares of the registrant and in 1986, CIC distributed the outstanding stock of the registrant to its shareholders as a one share stock for stock dividend. Prior to 1996, the registrant was a holding company conducting virtually no business operation, other than its efforts to seek merger partners.


     In January 1996, the registrant, in a stock for stock exchange, acquired a majority interest in Communications/USA, Inc.("Comm/USA"). Also, in February 1996, the registrant formed a wholly owned subsidiary, TrueNet Corporation. These transactions, as more fully described below, proved to have only limited success for the registrant; therefore, the registrant disposed of its interest in Comm/USA and TrueNet Corporation in January of 1997. Other than maintaining its good standing status in the State of Pennsylvania, and seeking prospective businesses or assets to acquire, from the time of such dispositions to the date of this Report, the Company has had no business operations.

     In January 1996, the registrant entered into an agreement to exchange approximately 83.5% of its no par value common stock for approximately 60% of the common stock of Comm/USA. On January 31, 1997, the registrant's approved the Purchase Agreement dated January 17, 1997 between the registrant and Palm Capital, Inc. ("Palm") to transfer to Palm 2,550,000 shares of Comm/USA, a Florida corporation, which represented One Hundred Percent (100%) of the registrant's ownership interests of Comm/USA (the "Transaction").

   The Transaction was negotiated at "arms length" and the consideration paid represents a fair market value. Raul E. Balsera ("Balsera") and Robert Feiman ("Feiman"), both officers and shareholders of Palm, were both affiliate shareholders of the registrant prior to the Transaction. Also, Balsera served as Chief Financial Officer of the registrant and Comm/USA prior to the Transaction. As consideration for the Comm/USA stock transfer, Palm agreed to deliver to the registrant any and all of the Registrant's stock held by Palm, Balsera and Feiman, plus any and all options or other rights to the registrant's common stock, plus the sum of $500,000, secured by 1,250,000 shares of Comm/USA common stock. The consideration is payable as follows: (i) the sum of $25,000 in cash; and (ii) a 7% interest promissory note in the amount of $475,000 with 12 monthly payments of $9,000 per month, 12 monthly payments of $12,000 per month, and a balloon payment of the balance due on March 1, 1999. Palm also agreed to the assumption of Comm/USA's liabilities.

     Comm/USA, through its wholly owned subsidiary CommTel/USA, Inc., owns and operates Voice-Tel franchises which comprises the West Coast of Florida from Tampa Bay to Naples, and the East Coast of Florida from Cocoa to Stuart. Voice-Tel is in the interactive voice messaging industry and sells its products to both local customers and national accounts. Voice -Tel is the largest interactive voice messaging company in the United States, operating a digital Telecommunications network through independently owned franchises. The system operates on proprietary software which was created by Centigram Communications Corporation. Comm/USA operates in the following sales territories:(i)the cities of Tampa, St. Petersburg, Clearwater, Largo, Bradenton, and Sarasota; and (ii) the Metropolitan Statistical Areas of Lakeland-Winter Haven, Melbourne-Titusville-Palm Bay, Fort Pierce, Fort Myers-Cape Coral, and Naples.

     In January 1997, the registrant entered into a Sale and Purchase Agreement with The Banana Corporation, Inc. ("BCI") to transfer to BCI One Hundred Percent (100%) of the common stock and assets of the registrant's wholly owned subsidiary, TrueNet Corporation ("TrueNet"), a Florida corporation. TrueNet operates as an internet service provider in West Palm Beach, FL. The transaction was negotiated at "arms length" and the consideration paid represents a fair market value.

     As consideration for the TrueNet stock and asset transfer, BCI transferred to the registrant Ten Percent (10%) (100,000 shares)of BCI's common stock which, pursuant to agreement, is restricted for a period of Thirty Six (36) months. The restrictions may lapse in the event of certain events. BCI reserved the right to repurchase from the Registrant up to Fifty Thousand (50,000) shares of such common stock at a price of $1.50 per share within One (1) year of the date of execution of the Sale and Purchase Agreement. BCI also granted the Registrant an option, in the event BCI does not exercise the abovementioned repurchase option, to purchase an additional Ten Percent (10%) (100,000 shares) of the common stock of BCI, at a price of $1.50 per share.

     In April 1997, pursuant to a separate agreement, the registrant purchased Ten Percent (10%) (100,000) shares of BCI's newly formed operating subsidiary, Banana Online, Inc. at a price of $0.145 per share, and exchanged its interest of 100,000 shares of BCI for 100,000 shares of Banana Online, Inc. and BCI's cancellation of the registrant's indebtedness.

     (b) Business of Issuer

     Other than maintaining its good standing status in the State of Pennsylvania, and seeking prospective businesses or assets to acquire, from the time of the abovementioned dispositions and acquisitions to the date of this Report, the registrant has had no business operations.

 Item 2.Properties.

       The executive and business office of the registrant consist of office space located at 324 Datura Street, Suite 150, West Palm Beach, FL 33401.

 Item 3. Legal Proceedings.

       No material legal proceedings are pending of which the registrant is a party.

 Item 4.Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the registrant's securities holders during the fourth quarter of the registrant's fiscal year.

                               PART II

 Item 5.Market for Common Equity and Related Stockholders Matters.

      (a)Market Information

       Registrant's Common Stock has been traded on the over-the-counter market since May 1989. The following table sets forth the range of high and low bid quotations for each quarterly period in the fiscal year ended December 31, 1996, 1995 as reported by over-the-counter market quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                       High                           Low
                 Bid             Asked           Bid         Asked

1995
1st Quarter      $ .05           $ .25           $ .05          $.25
2nd Quarter      $ .05           $ .25           $ .05          $.25
3rd Quarter      $ .05           $ .25           $ .05          $.25
4th Quarter      $ .05           $ .25           $ .05          $.25

1996
1st Quarter      $5.50           $6.75           $4.25         $5.50
2nd Quarter     $10.00          $11.00           $4.00         $5.375
3rd Quarter      $8.625          $9.50           $3.25         $5.00
4th Quarter      $5.50           $6.75           $1.375        $1.875

      (b)Holders

     As of April 1, 1996, there were approximately 2,084 holders of record of the registrant's common stock.

      (c)Dividends

   No cash dividends were declared or paid on the registrant's common stock for the last 2 fiscal years. No restrictions limit the registrant's ability to pay dividends on its common stock.

     Recent Sales of Unregistered Securities

     On January 29, 1996 the registrant granted two individual persons ("Optionees") a 1 year option ("Option") to each purchase 25,000 shares of the registrant's common stock, no par value, at a price of $0.20 per share pursuant to identical option agreements entered into by each of the Optionees. On July 25, 1996, the Optionees exercised their Option and the Optionees each purchased 25,000 shares of the registrant's common stock at $0.20 per share. The consideration paid by each of the Optionees consisted of a $5,000 demand promissory note made to the registrant bearing an interest rate of 8% per annum. No commissions were paid, and no underwriting discounts were provided, by the registrant in connection with the abovementioned transactions. The registrant relied upon section 4(2) of the securities Act of 1933, as amended (the "Act"), to exempt the transaction from the registration requirements of the Act.

    In January 1996, and in September 1996, an individual purchased an aggregate of 20,000 (10,000 and 10,000 respectively) shares of the registrants common stock, no par value, at a price of $0.005 per share. The consideration paid by such purchaser consisted of an aggregate amount of $100 cash, and an agreement by such individual to act as a market maker for the registrant's common stock. No commissions were paid, and no underwriting discounts were provided, by the registrant in connection with the abovementioned transactions. The registrant relied upon section 4(2) of the securities Act of 1933, as amended (the "Act"), to exempt the transaction from the registration requirements of the Act.

 Item 6.Management's Discussion and Analysis or Plan of Operation.

      (a)Plan of Operation

     During 1996, the registrant invested in a subsidiary and operated it for most of 1996. In January of 1997, the registrant sold the subsidiary for consideration of $500,000 and the assumption of the subsidiary's liabilities. The consideration is payable as follows: (i) the sum of $25,000 in cash; and(ii) a 7% interest promissory note in the amount of $475,000 with 12 monthly payments of $9,000 per month, 12 monthly payments of $12,000 per month, and a balloon payment of the balance due on March 1, 1999.

   Also during 1996, the registrant formed a wholly owned subsidiary, which was never profitable. Consequently, such wholly owned subsidiary was sold in January of 1997 for consideration of $150,000 paid in the form of stock of a privately held corporation.

     The registrant is presently a holding company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. It receives a cash flow from the abovementioned 7% note receivable. Further, the registrant received a capital infusion in March of 1997, and anticipates an additional capital infusion prior to effectuating a merger or acquiring an acquisition target. No assurances can be made that the registrant will receive this additional cash infusion since, as of the date of this report, no binding commitments have yet been received by the registrant for such.

     Until such time as the registrant closes a merger or acquisition fransaction, with the exception of professional fees and costs for such a transaction, the registrant expects that it will incur only minor operating costs in 1997. The registrant expects that it will meet its cash requirements
until such time as a merger or acquisition transaction occurs.   The registrant
has been operated by new management since January 1997. To the best of such new management's knowledge, the registrant's past liabilities have been paid to the satisfaction of all creditors, with the exception of two creditors which have made claims to the registrant in the approximate aggregate amount of $57,000. Upon investigation, the registrant considers such claims to be meritless, and as of the date of this report, no legal action has been brought against the registrant in connection with such claims, although suit has been threatened by both such creditors. In the event such creditors bring legal action against the registrant, and either or both are successful in such actions against the registrant, depending upon the costs involved and the monetary damage awards obtained against the registrant, the registrant might have difficulty meeting its cash requirements. Also, although the registrant's management has conducted what they consider a thorough investigation of all potential liabilities of the registrant, management may not be aware of all the registrant's outstanding liabilities; therefore, in the event present, material, unknown liabilities exist, the registrant might have difficulties meeting its cash flow requirements in the event it is required to pay such liabilities.

 Item 7. Financial Statements

       Financial Statements of Registrant are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report. A list of said

Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

       Not applicable


                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

      (a)Identity of directors and executive officers.

Name                   Age    Position                     Director Since
--------------------   ---    -------------------------    ---------------
Ronald W. Hayes, Jr.    30    chairman of board/
                              president/director             January 1997

Ronald P. Perella       52    executive vice pres./
                              secretary/director             January 1997

Frederick A. Hall       58    director                       January 1997


     Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified.

      (b)Business experience of directors and executive officers.

     Ronald W. Hayes, Jr. has served as chairman of the board, president and a director of the registrant since January 1997. He is in charge of implementing the registrant's acquisition strategy. From 1994 to 1997, Mr. Hayes served as president and chairman of R. H. Financial Services, Inc. an investment services company which provided investment banking, brokerage and consulting services. From 1994 to 1995 Mr. Hayes served as a director of Action Products, Inc., a Nasdaq listed company. From 1991 to 1995, he was employed as a stockbroker and office manager with Prudential Securities and First Montauk Securities, Inc.

     Ronald P. Perella has served as executive vice president, secretary and a director of the registrant since January 1997. From 1994 to January 1997, Mr. Perella was vice president and assistant general manager of Fort Pierce Jai Alai Fronton. From 1991 to 1995 Mr. Perella served as a director of Florida Gaming Corp, a Nasdaq listed company.

     Frederick A. Hall has served as a director of the registrant since January 1997. In addition to serving as a director of the registrant, since January 1995, Mr. Hall serves a director of portfolio servicing at Capital Asset Research Corporation, the largest buyer of delinquent property tax liens. Mr.

Hall manages a $38,000,000 portfolio of tax liens for the City of New York and a $2,100,000 portfolio of tax liens for the City of Harrisburg, PA. From 1973 to 1995, Mr. Hall owned a publishing company which specialized in statistical reference publications.

     Section 16(a) Beneficial Ownership Reporting Compliance.

     To the best of registrant's knowledge, Robert C. Hackney, a former officer, director and beneficial owner of more than 10% of the registrant's common stock, failed to file required Form 3 in January 1996.


 Item 10.Executive Compensation.

     As president of the registrant during 1996, Robert C. Hackney received no salary or other compensation in connection with his employment as such. During 1996, Mr. Hackney had no employment agreement with the registrant. No other executive officer of the registrant earned or was paid aggregate cash compensation in excess of $100,000 during the year ended December 31, 1996. Pursuant to Instruction (5) to Item 402(a)(2) no table or column is provided in this Item 11 to this Report.

 Item 11.Security Ownership of Certain Beneficial Owners and Management.

      (a)The names, addresses, amount and nature of beneficial ownership and percent of such ownership of persons known to the registrant to be beneficial owner of more than five percent (5%) of any class of Registrant's voting securities are as follows:

       (1)            (2)                    (3)                 (4)
Title of Class  Name and Address      Amount and Nature     Percent of class
                of Beneficial Owner   Of Beneficial Owner
common          Robert & Cyndee       309,714 shares (D)         19.%
                Hackney, JTWROS 4119
                Lakespur Circle S.,
                Palm Beach Gardens,
                FL 33410 (1)

common          Ronald W. Hayes, Jr.   686,383 shares (D,I)      42.2%
                1090 Powell Dr.,
                Singer Island, FL
                33404 (2)(3)

common          Ronald P. Perella      300,000 shares (D)        18.5%
                162 N.E. Twylite
                Terrace PSL, FL
                34983 (2)

common          Louis E. Selman        250,000 shares (D)        15.4%
                19575 Trails End
                Terrace, Jupiter,
                FL 33458

________________________________
  (1)All shares of common stock are subject to a voting trust agreement which remains in effect until December 31, 1998. This agreement provides that R H Financial Services, Inc., a Florida corporation wholly owned by Ronald W. Hayes, Jr., the registrant's president, possess all rights, including the right to vote all shares, whatsoever, in connection with the shares, other than the right to receive dividends payable on such shares.
  (2)Includes the right to purchase up to 100,000 shares of the registrant's common stock at any date prior to January 31, 1997.
  (3)Includes the right to vote, through R H Financial Services, Inc., 309, 714 shares of common stock owned by Robert and Cyndee
 Hackney, JTWROS.

      (b)The names, addresses, amount and nature of beneficial ownership and percent of such ownership of officers and directors of the registrant to be beneficial owner of more than five percent (5%) of any class of Registrant's voting securities are as follows:

       (1)            (2)                    (3)                 (4)
Title of Class  Name and Address      Amount and Nature     Percent of class
                of Beneficial Owner   Of Beneficial Owner
common          Ronald W. Hayes, Jr.   686,383 shares (D,I)      42.2%
                director, president
                1090 Powell Dr.,
                Singer Island, FL
                33404 (2)(3)

common          Ronald P. Perella      300,000 shares (D)        18.5%
                director, executive
                vice president,
                162 N.E. Twylite
                Terrace PSL, FL
                34983 (2)


common          Frederick A. Hall      100,000 shares (D)        6.1%
                director, 1700 Palm
                Beach Lakes, Blvd.,
                Suite 1100, West Palm
                Beach, FL 33401 (1)

common          All officers and       1,086,383 shares (D)     66.8%
                directors as a group
                (2)(3)

_____________________________
  (1)Includes the right to purchase up to 100,000 shares of the registrant's common stock at any date prior to January 31, 1997.
  (2)Includes Ronald W. Hayes, Jr. right to vote, through R H Financial Services, Inc., 309, 714 shares of common stock owned by
 Robert and Cyndee Hackney, JTWROS.
  (3)Includes the right, as a group, to purchase up to 300,000 shares of the registrant's common stock at any date prior to January 31, 1997.

 Item 12.Certain Relationships and Related Transactions.

     In January 1996, the registrant entered into an agreement to exchange approximately 83.5% of its no par value common stock for approximately 60% of the common stock of Communications/USA, Inc. ("Comm/USA"). On January 31, 1997, the registrant's approved the Purchase Agreement dated January 17, 1997 between the registrant and Palm Capital, Inc. ("Palm") to transfer to Palm 2,550,000 shares of Comm/USA, a Florida corporation, which represented One Hundred Percent (100%) of the registrant's ownership interests of Comm/USA (the "Transaction").

     The Transaction was negotiated at "arms length" and the consideration paid represents a fair market value. Raul E. Balsera ("Balsera") and Robert Feiman ("Feiman"), both officers and shareholders of Palm, were both affiliate shareholders of the registrant prior to the Transaction. Also, Balsera served as Chief Financial Officer of the registrant and Comm/USA prior to the Transaction. As consideration for the Comm/USA stock transfer, Palm agreed to deliver to the registrant any and all of the Registrant's stock held by Palm, Balsera and Feiman, plus any and all options or other rights to the registrant's common stock, plus the sum of $500,000, secured by 1,250,000 shares of Comm/USA common stock.
The consideration is payable as follows: (i) the sum of $25,000 in cash; and (ii) a 7% interest promissory note in the amount of $475,000 with 12 monthly payments of $9,000 per month, 12 monthly payments of $12,000 per month, and a balloon payment of the balance due on March 1, 1999. Palm also agreed to the assumption of Comm/USA's liabilities.

     Comm/USA, through its wholly owned subsidiary CommTel/USA, Inc., owns and operates Voice-Tel franchises which comprises the West Coast of Florida from Tampa Bay to Naples, and the East Coast of Florida from Cocoa to Stuart. Voice-Tel is in the interactive voice messaging industry and sells its products to both local customers and national accounts. Voice -Tel is the largest interactive voice messaging company in the United States, operating a digital telecommunications network through independently owned franchises. The system operates on proprietary software which was created by Centigram Communications Corporation. Comm/USA operates in the following sales territories: (i) the cities of Tampa, St. Petersburg, Clearwater, Largo, Bradenton, and Sarasota; and (ii) the Metropolitan Statistical Areas of Lakeland-Winter Haven, Melbourne-Titusville-Palm Bay, Fort Pierce, Fort Myers-Cape Coral, and Naples.



Item 13.  Exhibits and Reports on Form 8-K.


     (a)   Exhibits.

      (3)(i)Articles of Incorporation (incorporated by reference to Registrant's Form 10-K Report for the year ended December 31,
1983, Exhibit  (3)(A), File No. 0-6553)

      (3)(ii)By-Laws(incorporated by reference to Registrant's
Form 10-K report for     the year ended December 31, 1983, Exhibit
(3) (B), File No. 0-6503)

      (9)Voting Trust Agreement

      (11)Earnings per share (See Apendix A)

      (b)Reports on Form 8-K.

       During the last quarter of the year ended December 31, 1996, no reports on Form 8-K were filed by registrant.

      (c)Financial Data Schedule.

                           Appendix A
                      Financial Statements.

       The following Audited Financial Statements of Registrant are filed as part of this Form 10-KSB Report:

                         NET LNNX, INC.

                      FINANCIAL STATEMENTS

                       December 31, 1996

                         NET LNNX, INC.

                       TABLE OF CONTENTS

              For the Year Ended December 31, 1996





      INDEPENDENT AUDITOR'S REPORT Front

FINANCIAL STATEMENTS
<TABE>
[S]                                                      [C]
       Consolidated Balance Sheets                         1

       Consolidated Statement of Operations                2

       Consolidated Statement of Shareholders' Equity      3

       Consolidated Statement of Cash Flows                4

       Notes to Consolidated Financial Statements          5

Independent Auditor's Report

The Board of Directors and Shareholders
Net Lnnx, Inc.
West Palm Beach, Florida


I have audited the accompanying consolidated balance sheets of Net Lnnx, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Net Lnnx, Inc. as of December 31, 1996 and 1995 the results of its consolidated operations and cash flows for years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


/s/ Dick Gates, CPA
----------------------
Dick Gates, CPA

April 7, 1997
West Palm Beach, Florida

                                     Net Lnnx, Inc.
                                    BALANCE SHEETS
                               December 31, 1996 and 1995

ASSETS                                                             1996               1995
--------                                                           ----               ----

Current assets:
  Cash and cash equivalents                                 $    25,044        $     2,164
                                                             -----------        -----------
    Total current assets                                         25,044              2,164

Property and equipment, net                                       9,138                ---

Net assets of continued operations                              450,400                ---


                                                             -----------        -----------
                                                            $   484,582        $     2,164
                                                             ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY                               1996               1995
------------------------------------                               ----               ----

Current liabilities:
  Accounts payable                                          $    36,866        $       ---
  Accrued expenses                                                4,544                ---
                                                             -----------        -----------

    Total current liabilities                                    41,410                ---

Shareholders' equity:
  Preferred stock - no par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     ---                ---
  Common  stock - no par value, 20,000,000 authorized,
    1,472,626 and 165,000 issued and outstanding at
    December 31, 1996 and 1995 respectively                       1,000              1,000
  Additional paid-in capital                                    896,285                ---
  Retained earnings (deficit)                                  (454,113)             1,164
                                                             -----------        -----------

                                                                443,172              2,164
                                                             -----------        -----------

                                                            $   484,582        $     2,164
                                                             ===========        ===========





See accompanying notes to consolidated financial statements.

                                     Net Lnnx, Inc.
                               STATEMENTS OF OPERATIONS
                   For the Years Ended December 31, 1996, 1995 and 1994



                                                                                            1994
                                                      1996               1995          (Unaudited)
                                                      ----               ----               ----

Operating revenues                           $         ---        $       150       $        264

Operating expenses                                 376,848                336                ---
                                                -----------        -----------       ------------

Operating income (loss) - continued
  operations                                      (376,848)               336                ---
                                                -----------        -----------       ------------

Discontinued operations
  Loss from operations of sold subsidiaries,
   net of income tax benefits                      (33,429)               ---                ---
  Loss on disposal of discontinued
   subsidiaries, net of income tax benefits        (45,000)               ---                ---

                                                -----------        -----------       ------------
                                                   (78,429)               ---                ---
                                                -----------        -----------       ------------
Net income (loss)                              $  (455,277)       $       (186)     $        264
                                                ===========        ===========       ============


Number of shares used in earnings
 per common share computation                     1,330,099          3,300,000         3,300,000
                                                ===========        ===========       ============

Income (loss) per common share:
 Continuing operations                         $     (0.28)       $        ---      $        ---
                                                ===========        ===========       ============

 Discontinued operations                       $     (0.06)       $        ---      $        ---
                                                ===========        ===========       ============

 Net income                                    $     (0.34)       $        ---      $        ---
                                                ===========        ===========       ============





See accompanying notes to consolidated financial statements.

                                     Net Lnnx, Inc.
                             STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1996, 1995 and 1994

                                  Common Stock
                               ------------------------- Additional    Retained
                                                          Paid-in      Earnings
                                Shares       Amount       Capital      (Deficit)    Total

                               -----------   -----------  ----------- ----------  ----------


Balance at December 31, 1993     3,300,000   $    1,000   $     ---   $    1,086     $  2,086

  Net income                           ---          ---         ---          264          264

                                 ----------  -----------  -----------  -----------   ---------
Balance at December 31, 1994     3,300,000        1,000         ---        1,350        2,350

  Net loss                             ---          ---         ---         (186)        (186)
                                 ----------  -----------  -----------  -----------   ---------
Balance at December 31, 1995     3,300,000        1,000         ---        1,164        2,164

  Reversed 1 for 20 split of
    stock                       (3,135,000)         ---         ---          ---          ---
  Exchanged stock for a 55%
    Interest in unconsolidated
    affiliate                      942,959          ---       267,910        ---      267,910
  Common stock issued for cash      60,000          ---       205,000        ---      205,000
  Common stock exchanged for
     professional fees             251,095          ---       203,375        ---      203,375
  Common stock exchanged for
     subsidiary deb t               53,572          ---       220,000        ---      220,000
  Net income (loss)                    ---          ---         ---      (455,277)   (455,277)
                                 ----------  -----------  -----------  -----------   ---------
Balances at December 31, 1996    1,472,626   $    1,000    $ 896,285    $(454,277)   $443,172
                                 ==========  ===========  ===========  ===========   =========


See accompanying notes to consolidated financial statements.

                                     Net Lnnx, Inc.
                               STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1996, 1995 and 1994


                                                                                          1994
                                                     1996              1995            (Unaudited)
                                                     ----              ----               ----

Cash flows from operating activities
  Net income (loss)                          $   (455,277)      $      (186)       $       264

  Adjustments  to reconcile  net income
   (loss) to net cash provided by (used
   for) operating activities:
    Depreciation                                    1,660               ---                ---
    Capital contributions in exchange for
      professional fees                           203,375               ---                ---
    Capital contributed in exchange for
      subsidiary's debt                           220,000               ---                ---
    Acquisition of subsidiary                     267,910               ---                ---
    Net assets of discontinued operations        (450,400)              ---                ---
    Change in operating assets and
      liabilities:
       Accounts payable                            36,866               ---                ---
       Accrued expenses                             4,544               ---                ---
                                               -----------       -----------        -----------
         Net cash provided by operating
          activities                             (171,322)             (186)               264
                                               -----------       -----------        -----------

Cash flows from investing activities
    Acquisition of equipment                      (10,798)              ---                ---
    Proceeds from issuance of common stock        205,000               ---                ---
                                               -----------       -----------        ----------
         Net cash provided for investing
          activities                              194,202               ---                ---
                                               -----------       -----------        -----------

Net increase (decrease) in cash                    22,880              (186)               264

Cash at beginning of year                       2,164             2,350              2,086
                                               -----------       -----------        -----------

Cash at end of year                           $    25,044       $     2,164        $     2,350
                                               ===========       ===========        ===========



Supplemental of cash flow information:

  No interest nor income taxes paid.

See accompanying notes to consolidated financial statements.

December 31, 1996


1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Purpose - Net Lnnx, Inc. (the "Company") was organized as Chester County Security Fund, Inc. ("Chester") December 31, 1988 under the laws of Pennsylvania as a wholly owned subsidiary of Corporate Investment Company ("CIC"). On May 5, 1989, CIC distributed the outstanding stock of Chester to its shareholders as a one share stock for stock dividend. Chester was a holding company conducting virtually no business operation other than its efforts to seek merger partners.

In January, 1996, the Company in a stock for stock exchange, acquired a majority interest in Communications/USA, Inc. The
Company also formed a wholly owned subsidiary, TrueNet, Inc.
These transactions are more fully described in Note 4.

After the Company acquired and formed its subsidiaries, it changed its name to Net Lnnx, Inc. and had a 1 for 20 reverse stock split.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and subsidiaries.
All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - Represents actual balances in banks or invested in liquid short term investments with maturities of three months or less when purchased. All of the balances are owned by the Company and are not encumbered in any manner.

Concentration of Credit Risk - The Company extends credit to customers, generally located in South Florida, on an unsecured basis in the normal course of business. The Company has policies governing the extension of credit and collection of amounts due from customers.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

Property and Equipment - Property and equipment are recorded at cost. The equipment is depreciated over its estimated useful life. Repairs and maintenance are expensed.

Compensated Absences - Compensated absences have not been accrued as they cannot be reasonably estimated.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements. No differences exist between book and tax transactions. The Company accounts for income taxes in accordance with Financial Accounting Standards # 109.

Earnings per Common Share - Earnings (loss) per common share was computed by dividing net income applicable to common stock by the weighted average number of shares of common shares outstanding during the period. There are no common stock equivalents or other dilutive securities outstanding.

2  -   ACQUISITION AND DISPOSITION OF ASSETS

Communications/USA, Inc.   - In January, 1996, the Company
exchanged approximately 83.5% of its no par common stock for 55% of the common stock of Communications/USA, Inc. ("CUSA"). CUSA owns and operates voice messaging franchises in the Voice -Tel system.
CUSA operated as a consolidated subsidiary.

On January 31, 1997, the shareholders of the Company approved a Purchase Agreement dated January 17, 1997 with Palm Capital, Inc. ("Palm") to transfer to Palm 2,550,000 shares of CUSA representing 100% of the Company's investment in CUSA (the "Transaction").

The Transaction was negotiated at "arms length" although the officers and shareholders of Palm were both shareholders of the Company prior to the Transaction. As consideration for the CUSA stock transfer, Palm agreed to deliver to the Company all of the Company's stock held by Palm and its shareholders, plus any options of other rights to the Company's common stock, plus the sum of $500,000, secured by 1,250,000 shares of CUSA's common stock. The $500,000 is payable in cash of $25,000 and a promissory note of $475,000 with interest at 7% payable monthly beginning March 1, 1997 of 12 payments at $9,000, 12 payments at $12,000, and a balloon payment of the balance due on March 1, 1999. Palm also agreed to the assumption of CUSA's liabilities.

The expected cost in 1997 from the disposal of this subsidiary is expected to be $25,000 which was accrued at year end.

TrueNet, Inc. - On January 31, 1997, the Company entered into a sale and purchase agreement (the "Agreement") with the Banana Corporation, Inc. ("BCI") to transfer to BCI 100% of the common stock and assets of the Company's wholly owned subsidiary, TrueNet.

As consideration, BCI transferred to the Company 10% (100,000 shares) of BCI's common stock. BCI reserves the right to repurchase from the Company up to 50,000 shares at $1.50 per share within a year of the date of execution of the Agreement. BCI also granted the Company an option, in the event BCI does not repurchase its shares, to purchase an additional 10% of it's common stock, at a price of $1.50 per share.


The estimated loss of $61,600 from disposal of this subsidiary, consisting of the anticipated loss of $220,600 offset by the consideration of the sale of $150,000 (net of taxes of $9,000) expected to be realized to completion of the sale has been recognized in the fourth quarter of 1996. Potential tax benefits from the loss on disposition were not recognized at this time since the ultimate realization of the tax benefits is dependent upon the Company generating future capital gains.

The net assets of the discontinued operations consist of the following:

                                        CUSA            TrueNet            Total

Accounts receivable                  $     ---          $    2,648        $     2,648
Equity in Communications/USA, Inc.     426,800                 ---            426,800
Subscription receivable                    ---              10,000             10,000
Investment in BCI                          ---             150,000            150,000
Income tax benefit                         ---               9,000              9,000
Accounts payable                           ---             -76,553            -76,553
Accrued expenses                           ---             -26,495            -26,495
Reserve for expenses of disposal       -25,000             -20,000            -45,000
                                     --------          ----------         ----------
                                     $ 401,800          $   48,600        $   450,400

3  -  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:



                                            1996            1995

Computers equipment                  $     5,798       $     ---
Voice messaging equipment - leased         5,000             ---
                                      ----------        --------
                                          10,798             ---
Less accumulated depreciation              1,660             ---
                                      ----------        --------
                                     $     9,138       $     ---

Depreciation expense for the 1996 and 1995 was $ 1,660 and $ 0 respectively.


4  -   CHANGES IN STOCKHOLDER'S EQUITY

In addition to the exchange of its no par common stock for a 55% interest in CUSA, the Company exchanged stock for various professional fees and services. The value of the securities was set by the value that its common stock was trading at the time of the exchange. The Company also exchanged 53,572 shares of stock to settle CUSA's debt in the amount of $220,000. The value of the exchange approximated the market value of the stock.



5  -  FAIR VALUE OF FINANCIAL INSTRUMENTS

FAS No. 107 "Disclosure about Fair Value of Financial Instruments" requires the Company to report the fair value of financial instruments, as defined. Assets and liabilities, which are recorded at contractual amounts that approximate market value, include cash and cash equivalents, receivables, certain other assets and prepaid expenses, payables and short-term and long-term debt. The market value of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their interest rates.


6  -  INCOME TAXES

At December 31, 1996, the Company recorded deferred tax assets resulting from net operating losses of $376,848 less a valuation allowance of $376,848. The losses can be carried forward 15 years to the year 2011.


7  -  COMMITMENTS

The Company has no employment nor consulting agreements with shareholders or management.. The Company has also agreed to compensate its President and Executive Vice-President $75,000 and $65,000 respectively in the event a takeover or change of control occurs before December 31, 1997 and those officers do not have positions with the new company. The agreements also allow for the Company to pay reasonable business expenses.


8.  -  SUBSEQUENT EVENTS

Subsequent to the year end, the Company discovered that payroll taxes had not been paid for the fourth quarter. Penalties and interest will be due, but have not been accrued due to difficulty of estimation. The penalties and interest are not expected to be material.

The Company owed management approximately $32,000 in compensation as of December 31, 1996 and has accrued that expense. Subsequent to year end, the Company issued 37,000 shares of stock to settle this obligation.

The Company experienced cash flow problems during its fourth quarter of 1996. The sale of its investment and subsidiary greatly improved its cash flow. They also have a new investor who has purchased stock and deposited $100,000 in March of 1997. That capital infusion has paid the Company's liabilities and allowed it to seek other business opportunities. The new management team is committed to a course of acquisitions and is actively seeking new investments.

                          SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



NET LNNX, INC.


By:/S/ Ronald W. Hayes, Jr.
   --------------------------------------
   Ronald W. Hayes, Jr.,  President


Date:  April 14, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/Ronald W. Hayes, Jr.
    --------------------------------
    Ronald W. Hayes, Jr.,  President


By: /S/Ronald P. Perella
    ---------------------------------
    Ronald P. Perella, Executive Vice
    President, Secretary


Date: April 14, 1997