Form 10QSB
period 1997-03-31
NET LNNX INC
filed 1997-05-15
CIK 793375

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                              FORM 10-QSB

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                  OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---- to ----

Commission File number       333-5862

                            Net Lnnx, Inc.
     (Exact name of small business issuer as specified in its charter)

        Pennsylvania                                       23-1726390
 (State of other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

         324 Datura St., Suite. 330, West Palm Beach, FL 33401
         (Address of principal executive office and zip code)

Issuer's telephone number, including area code     (561) 659-1196

           324 Datura St., Suite 150, West Palm Beach, FL 33401
           (Former name, former address, and former fiscal year,
                      if changed since last year)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                              Yes _X_    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1997, there were outstanding 1,624,876 shares of common stock, no par value.

                            NET LNNX, INC.

                          Form 10-QSB Index
                           March 31, 1997

                                                          Page

Part I: Financial Information ..............................3

     Item 1. Financial Statements ..........................3

          Balance Sheets Unaudited at March 31, 1997........3
          Unaudited Statements of Operations for the
          Period ended March 31,  1997......................4

          Unaudited Statements of Cash Flow for the
          Period Ended March 31, 1997.......................5

          Notes to Unaudited Financial Statements ..........6

     Item 2. Management's Discussion and Analysis or Plan
             of Operation ..................................7

Part II:   Other Information ...............................8

     Item 1.    Legal Proceedings ..........................8

     Item 2.    Changes in Securities ......................8

     Item 3.    Defaults Upon Senior Securities ............8

     Item 4.    Submission of Matters to a Vote of
                Security Holders ...........................8

     Item 5.    Other Information ..........................8

     Item 6.    Exhibits and Reports on Form 8-K ...........9

Signatures .................................................9

                                PART I
                         FINANCIAL INFORMATION


Item 1.  Financial Statements

                            NET LNNX, INC.
                       CONDENSED BALANCE SHEET
                           March 31, 1997
                            (Unaudited)


ASSETS
Current assets:
    Cash                                             $     73,409
    Note receivable                                        38,035

       Total current assets                               111,444

Property and equipment (net)                                8,723
Note receivable - long term                               410,590
Net assets of discontinued operations                      70,497

                                                     $    601,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses              $     23,151

Deferred gain - installment sale                           43,247

Stockholders' equity:
  Common stock                                             1,000
  Additional paid-in capital                             996,335
  Retained deficit                                      (462,479)

       Total stockholders' equity                        534,856

                                                     $   601,254


     See Accompanying Notes

                              NET LNNX, INC.
                   CONDENSED STATEMENT OF OPERATIONS
                               (Unaudited)


                                                           For the Three Months
                                                              Ended March 31,
                                                       1997                   1996
Sales, net                                        $     -               $      -

Cost of sales                                           -                    11,172

Gross profit (loss)                                     -                   (11,172)

General and administrative expenses                     15,944               66,837

Loss from operations                                   (15,944)             (78,009)

Other income (expense)
   Interest earned                                       2,625                 -
   Loss on subsidiary equity                             -                  (70,948)
   Installment gain - sale of subsidiary                 4,953                 -

      Total other income (expense)                       7,578              (70,948)

Net loss                                                (8,306)            (148,957)

Retained earnings(deficit), beginning of period       (454,113)               1,164

Retained earnings(deficit), end of period         $   (462,479)         $  (147,793)

Net loss per share                                $       (.00)         $      (.00)

Weighted average shares outstanding                  2,190,935            1,102,296


       See Accompanying Notes

                              NET LNNX, INC.
                    CONDENSED STATEMENTS OF CASH FLOW


                                                         For the Three Months
                                                             Ended March 31,
                                                      1997                   1996
                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                      $   (8,366)            $   (148,957)
  Adjustments for non-cash items                      (4,538)                  86,128
  Changes in assets and liabilities                  (66,956)                  71,463

    Net cash provided (used) for operations          (79,860)                   8,634

Investments activities:
    Acquisition of property                                                   (10,798)
   Receipts from installment sale note                26,375                     --

    Cash used for investment activities               26,375                  (10,798)

Financing activities:
  Proceeds from issuance paid-in capital             100,050                     --
  Loan payable - shareholder                           1,800                     --

    Net cash provided by financing activities        101,850                     --

Net increase (decrease) in cash                       48,365                   (2,164)

Cash, beginning of period                             25,044                    2,164

Cash, end of period                              $    73,409              $     --

Supplemental disclosure:
  Cash paid for interest                         $     --                 $     --

  Income taxes paid                              $     --                 $     --


          See Accompanying Notes



                              NET LNNX, INC.
                       NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited financial statements of Net Lnnx, Inc. (the
"Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1996 included in the Company's 10-KSB for the year ended December 31, 1996.

2.  Discontinuance of Operations

As reported in the consolidated financial statements for the year ended
December 31, 1996, the Company sold its 55% interest in Communications/USA,
Inc. ("CUSA") which operated as a consolidated subsidiary. The consideration of the sale was cash and a promissory note. Through March 31, 1997, receipt of payments in accordance with the terms of the promissory note has been met.
The gain on the sale is being reported on the installment method.

The Company's other subsidiary, TrueNet, Inc., was also sold. The consideration was stock in the name of the purchaser, Banana Corporation, Inc.
("BCI"). The estimated loss on the disposal of TrueNet, Inc. offset by the consideration of the sale, net of taxes, was recognized during the year ended
December 31, 1996.

Potential tax benefits from the loss on disposition have not been recognized since the ultimate realization of the tax benefits is dependent on the Company generating future capital gains.

3.  -  Shareholder Activity

In March, 1997, the Company sold 250,000 shares of common stock in a private placement transaction at $ .40 per share. The proceeds to the Company, net of $500 expenses, was $99,500.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a)     Plan of Operation

     The registrant is presently a holding company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. As disclosed in the registrant's press release dated
April 25 ,1997, on April 25, 1997, the registrant entered into a non-binding letter of intent with Techni-Logic Consultants, Inc. ("TLC"), a Texas based corporation which is a national telecommunications service/reseller organization which provides high quality telephone communication services and products. As of the date of this report, no definitive binding merger agreement has to been entered into between the registrant and TLC, and since the letter of intent is non-binding, no assurances can be made that such a merger agreement will be entered into and that a merger will close.

     The registrant receives a cash flow from a 7% note receivable made to the registrant. The note receivable is a 7% interest promissory note in the amount of $475,000 with 12 monthly payments of $9,000 per month, 12 monthly payments of $12,000 per month, and a balloon payment of the balance due on March 1, 1999. Further, the registrant received a capital infusion of approximately $100,000 in March of 1997, and a capital infusion of approximately $100,000 in April of 1997.

     Until such time as the registrant closes a merger or acquisition transaction, with the exception of professional fees and costs for such a transaction, the registrant expects that it will incur only minor operating costs in 1997.  The registrant expects that it will meet its cash requirements
until such time as a merger or acquisition transaction occurs.   The
registrant has been operated by new management since January 1997.  To the best of such new management's knowledge, the registrant's past liabilities have been paid to the satisfaction of all creditors, with the exception of two creditors which have made claims to the registrant in the approximate
aggregate amount of $57,000.   Upon investigation, the registrant considers
such claims to be without merit, however; one creditor has brought suit against the registrant in the amount of $25,645 as of the date of this report.  No legal action has been brought against the registrant in connection with the other such claim, although suit has been threatened.  In the event the other creditor brings legal action against the registrant, and either or both are successful in such actions against the registrant, depending upon the costs involved and the monetary damage awards obtained against the registrant, the registrant might have difficulty meeting its cash requirements.  Also, although the registrant's management has conducted what they consider a thorough investigation of all potential liabilities of the registrant, management may not be aware of all the registrant's outstanding liabilities;
therefore, in the event present, material, unknown liabilities exist, the registrant might have difficulties meeting its cash flow requirements in the event it is required to pay such liabilities.


                                PART II

                           OTHER INFORMATION


Item 1.  Legal Proceedings

     On April 15, 1997, CommGroup, Inc. d/b/a Communications Group, a Florida corporation ("CommGroup"), filed suit against the registrant in the Circuit
Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida.

     CommGroup is a company which provides marketing support and public relations services ("Services"). CommGroup alleges that it performed Services for the registrant valued at approximately $25,645 pursuant to an oral contract between the registrant and CommGroup. CommGroup brought this suit for breach of contract, account stated and quantum meruit relief against the registrant. The registrant filed a motion to dismiss or alternative motion for a more definite statement based upon the insufficiency of the original complaint filed by CommGroup. As of the date hereof, the registrant's motions are pending resolution.

Item 2.  Change in Securities

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

     A special meeting of the shareholders of the registrant was held on January 31, 1997. Shareholders representing 814,000 shares of the 1,441,000 shares outstanding on that date attended the meeting and unanimously passed the following resolutions:

     1. To amend the bylaws of the registrant to increase the number of directors from one to five, and to permit the existing directors to fill the vacancies until the next annual meeting of the shareholders;

     2. To reincorporate the corporation under the laws of the state of Delaware;

     3. To approve the sale of the registrant's interest in Communications/USA, Inc. to Palm Capital, Inc.

Item 5.  Other Information

     The following proposals were approved by the registrant's Board of Directors during April, 1997.


    (1)    The registrant's anticipated reverse merger with Techni-Logic
           Consultants, Inc.

    (2) The transfer of two of the registrant's assets into two new wholly owned subsidiary corporations of the registrant. The registrant intends to transfer its 7% note receivable in the amount of $475,000 into one subsidiary, and to transfer its 20% interest in Banana Online, Inc; a privately held internet access and service provider into the other subsidiary. The registrant intends for this transfer of assets to occur prior to its anticipated merger with TLC, or any other company the registrant might merge with. The registrant intends to distribute the shares of stock of the subsidiaries to shareholders of the registrant and make the subsidiaries operating public corporations on a future date.

      Also, in March 1997, the registrant sold 250,000 shares of common stock in a private placement transaction at $0.40 per share. The net proceeds to the registrant, after offering expenses of $500 were $99,500.

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter ended March 31,1997.

          1.     Form 8-K dated 1/10/97
          2.     Form 8-K dated 2/14/97
          3.     Form 8-K dated 3/24/97.

                               SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          NET LNNX, INC.
          Registrant

          /s/ Ronald W. Hayes, Jr.
          Ronald W. Hayes, Jr.
          President.

          /s/ Ronald W. Hayes, Jr.
          Ronald W. Hayes, Jr.
          President.

          /s/ Ronald P. Perella
          Ronald P. Perella,
          Vice President and
          Executive Secretary

          Date: May 13, 1997



