Form 10QSB
period 1997-06-30
NET LNNX INC
filed 1997-08-07
CIK 793375

U.S. Securities and Exchange Commission

                           Washington, DC 20549

                               Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

          324 Datura St., Suite. 303, West Palm Beach, FL 33401
           (Address of principal executive office and zip code)

                            (561) 659-1196
                      (Issuer's telephone number)

          324 Datura St., Suite 330, West Palm Beach, FL 33401
        (Former name, former address, and former fiscal year,
                     if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

   Yes _X_    No ___

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At June 30, 1997, there were outstanding 2,058,209 shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);
 Yes _X_    No ___

                             NET LNNX, INC.
                           Form 10-QSB Index
                             June 30, 1997

                                                             Page

Part I: Financial Information

     Item 1. Financial Statements ..........................  3

          Balance Sheets Unaudited at June 30, 1997.........  4
          Unaudited Statements of Operations for the
          Period ended June 30, 1997........................  5-6

          Unaudited Statements of Cash Flow for the
          Period Ended June 30, 1997........................  7

          Notes to Unaudited Financial Statements ..........  8

     Item 2. Management's Discussion and Analysis or Plan
          of Operation .....................................  9

Part II:   Other Information

     Item 1.    Legal Proceedings ..........................  11

     Item 2.    Changes in Securities ....................... 12

     Item 3.    Defaults Upon Senior Securities ............. 12

     Item 4.    Submission of Matters to a Vote of
                Security Holders ............................ 12

     Item 5.    Other Information ........................... 12

     Item 6.    Exhibits and Reports on Form 8-K ............ 13

Signatures .................................................. 13

                                   PART I
                           FINANCIAL INFORMATION


Item 1.  Financial Statements

                               NET LNNX, INC.
                          CONDENSED BALANCE SHEET
                               June 30, 1997
                                (Unaudited)


ASSETS
Current assets:
    Cash                                                $    70,802
    Prepaid expenses                                          1,550

       Total current assets                                  72,352
Property and equipment (net)                                  8,308
Note receivable - long term                                 444,452

                                                        $   525,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                 $    18,256

        Total current liabilities                            18,256

Deferred gain - installment sale                             42,845

Stockholders' equity:
  Common stock                                                1,000
  Additional paid-in capital                              1,096,335
  Retained deficit                                         (633,324)

       Total stockholders' equity                           464,011

                                                       $    525,112

     See Accompanying Notes

                               NET LNNX, INC.
                     CONDENSED STATEMENT OF OPERATIONS
                                (Unaudited)

[CAPTION]

                                                     For the Three Months
                                                        Ended June 30,
                                                   1997                  1996

Sales, net                                      $      -               $     -

Cost of sales                                          -                     -

Gross profit (loss)                                    -                     -

General & administrative
  expenses                                          61,072                35,984

Loss from operations                               (61,072)              (35,984)

Other income (expense)
   Interest earned                                   7,827                   -
   Installment gain
     - sale of subsidiary                              402                   -

Total other income (expense)                         8,229                   -

Net loss from continuing operations                (52,843)              (35,984)

Discontinued operations:
    Loss from operations of subsidiaries               -                 (52,345)
    Estimated loss from disposal of subsidiaries  (118,002)                  -

                                                  (118,002)              (52,345)

Net loss                                          (170,845)              (88,329)


Retained earnings (deficit),
  beginning of period                             (462,479)             (147,793

Retained earnings(deficit), end of period       $ (633,324)           $ (236,122)

Earnings per share:
    Loss from continuing operations             $     (.03)           $     (.04)
    Loss on disposal of subsidiaries            $     (.09)           $     (.05)

Weighted average shares outstanding              2,044,555             1,020,934


    See Accompanying Notes

                                 NET LNNX, INC.
                      CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)


[CAPTION]

                                                         For the Three Months
                                                            Ended June 30,

                                                        1997                1996
Cash flows from operating activities:
  Net income                                         $   (170,845)     $    (88,329)
  Adjustments for non-cash items                               13               180
  Changes in assets and liabilities                        64,052            90,227

    Net cash provided (used) for operations              (106,780)            2,078

Investments activities:
    Acquisition of property                                   -                 -
   Receipts from installment sale note                      4,173               -

    Cash used for investment activities                    (4,173)              -

Financing activities:
  Proceeds from issuance paid-in capital                  100,000               -
  Proceeds from sale of Preferred Stock                       -                 -

    Net cash provided by financing activities             100,000               -

Net increase (decrease) in cash                            (2,607)            2,078

Cash, beginning of period                                  73,409               -

Cash, end of period                                  $     70,802         $   2,078

Supplemental disclosure:
  Cash paid for interest                             $        -           $     -

  Income taxes paid                                  $        -           $     -


     See Accompanying Notes

                                NET LNNX, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited financial statements of Net Lnnx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.  Discontinued Operations and Subsequent Events

In 1996, the Company reported the pending sale of its subsidiaries, Communications/USA, Inc. ("CUSA") and TrueNet, Inc. The Company expensed expected costs of these discontinued operations in 1996. Operating loss from operations of $52,345 reported in the second quarter of 1996 are not included in loss from operations in the accompanying income statements. Potential tax benefits from the loss on disposition have not been recognized since the ultimate realization of the tax benefits is dependent on the Company generating future capital gains.

In 1997, the Company completed the sale of CUSA. The consideration of the sale was cash and a promissory note. The gain on the sale is being reported on the installment method. Based on cash receipts in the second quarter of 1997, the gain was $402. The Company, however, has begun litigation to accelerate payments based on the terms and conditions of the note. The suit is in its discovery stage and management believes the ultimate outcome will be favorable to the Company.

The sale of the Company's other subsidiary, TrueNet, Inc., was also completed. The consideration was stock in the name of the purchaser, Banana Corporation, Inc. ("BCI"). BCI is in the process of considering bankruptcy subsequent to June 30, 1997. The Company's investment in BCI may not be realizable and a reserve for the loss has been expensed during the second quarter of 1997.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a)     Plan of Operation

     The registrant is presently a holding company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. As disclosed in the registrant's press release dated June 26, 1997, on that date, the registrant cancelled the proposed merger announced on April 25, 1997 between the registrant and Techni-Logic Consultants, Inc., a Texas based corporation. As of the date of this report, no letter of intent or definitive binding merger agreement has been entered into between the registrant and any other prospective merger partner or acquisition candidate, and no assurances can be made that such a letter of intent or merger agreement will be entered into or that such a merger will close.

     In April 1997, the registrant received a capital infusion of approximately $100,000 in connection with the sale of 250,000 shares of the registrants common stock. See Part II Item 2 herein "Change In Securities". Also, the registrant receives a cash flow from a 7% note receivable (the "Note Receivable") made to the registrant. The Note Receivable is a 7% interest promissory note in the amount of $475,000 with 5 monthly payments of $ 4,000 per month, 7 monthly payments of $9,000 per month, 12 monthly payments of $12,000 per month, and a balloon payment of the balance due on March 1, 1999. The underlying value of the Note Payable is presently approximately $444,452.

     During the period covered by this report, the registrant instituted legal proceeding against the maker of the Note Receivable in connection with the purchase contract for which the Note Receivable was issued. See Part II, Item 1 herein, "Legal Proceedings". During the period covered by this report, the registrant has expended a significant amount of its cash reserves, in addition to a significant amount of the cash flow received by the registrant from the Note Receivable, on professional fees and costs in connection with this and other litigation matters in which the registrant has been a party to. No assurances can be made that the registrant, or its assigns, will continue to receive its monthly payments, or the balloon payment, on the Note Receivable when due in light of the circumstances which prompted the registrant to institute litigation proceedings against the Note Receivable maker. As of the date of this report, the registrant maintains cash reserves in the amount of approximately $70,800.

     Upon the termination of the abovementioned litigation, the Note Receivable will be transferred from the registrant to Harbor Town Holding Group I, Inc., a wholly owned subsidiary of the registrant. See Part II, Items 4 and 5 herein, "Submission of Matters to a Vote of Security Holders", "Other Information". Upon such transfer, the registrant will be required to expend its cash reserves in order to meet its operating costs for 1997 since it will no longer receive cash flow from the Note Receivable and the registrant has no other means of cash flow. Notwithstanding the abovementioned litigation, or any other litigation, until such time as the registrant closes a merger or acquisition transaction, with the exception of professional fees and costs for such a transaction, the registrant expects that it will incur only minor operating costs in 1997.

     The registrant has been operated by new management since January 1997.
To the best of such new management's knowledge, the registrant's past liabilities have been paid to the satisfaction of all creditors, with the exception of one creditor which has brought suit against the registrant in the approximate amount of $25,645 as of the date of this report. See Part II, Item
1 herein, "Legal Proceedings".   In the event this creditor is successful in
such action against the registrant, depending upon the costs involved and the monetary damage awards obtained against the registrant, the registrant might have difficulty meeting its cash requirements. Also, although the registrant's management has conducted what they consider a thorough investigation of all potential liabilities of the registrant, management may not be aware of all the registrant's outstanding liabilities; therefore, in the event present, material, unknown liabilities exist, the registrant might have difficulties meeting its cash flow requirements in the event it is required to pay such liabilities.

                                 PART II

                            OTHER INFORMATION


Item 1.  Legal Proceedings

     CommGroup, Inc. Litigation

     On April 15, 1997, CommGroup, Inc. d/b/a Communications Group, a Florida corporation ("CommGroup"), filed suit against the registrant in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida.

     CommGroup is a company which provides marketing support and public relations services ("Services"). CommGroup alleges that it performed Services for the registrant valued at approximately $25,645 pursuant to an oral contract between the registrant and CommGroup. CommGroup brought this suit for breach of contract, account stated and quantum meruit relief against the registrant. As of the date hereof, the lawsuit is in the "discovery stage".

     Palm Capital, Inc. et. al Litigation

     During the period covered by this report, questionable circumstances arose with respect to the Note Payable, Communications/USA, Inc., Palm Capital, Inc. and the viability of continued payment on the Note Payable and the possibility of its default, either in whole or in part. Based on this, registrant considered it likely that the value of the Note Payable was in jeopardy and that certain action, including litigation, would be required and appropriate in order to salvage the greatest amount of value for the Note Payable. As stated, the underlying value of the Note Payable is presently approximately $444,452. On June 27, 1997 a representative of Palm Capital, Inc. and Communications\USA, Inc. offered to pay Net Lnnx a lump sum payment of $213.256.00 as payment in full on the Note Payable in exchange for a release from liability for any additional payments under the Note Payable. The registrant rejected the offer as payment in full for the Note Payable.

     On June 27, 1997, the registrant, filed suit against Palm Capital, Inc., a Florida corporation ("Palm"), Communications/USA, Inc., a Florida corporation ("Comm/USA"), Robert Feiman, an individual ("Feiman") Raul Balsera, an individual ("Balsera") and Gibbs and Runyan, P.A , a Florida professional corporation ("Gibbs") in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in connection with the purchase contract for which the Note Receivable was issued.

     The registrant commenced suit against the abovenamed defendants collectively and/or individually alleging/seeking Fraudulent Transfer; Fraud In The Inducement; Injunctive Relief (pursuant to Florida's Fraudulent Conveyance Statute and common law); Fraud In the Purchase Of Securities; Breach of Contract; and Breach of Fiduciary Duty. Upon a motion to dismiss all counts brought by the defendants, the court denied the motion as to all counts except for the common law injunctive relief sought. The court, however, sustained and refused to dismiss the registrant's claim for injunctive relief based upon Florida's Fraudulent Conveyance Statute. At a preliminary hearing, the court did not grant preliminary injunctive relief; however, the lawsuit is continuing forward, discovery is proceeding, and a jury trial has been requested. The registrant is seeking compensatory damages and punitive damages, in addition to any and all other relief the court may grant.

Item 2.  Change in Securities

      On each of March 26, 1997 and April 10, 1997, the registrant sold 250,000 shares of common stock (500,000 in the aggregate) at $0.40 per share pursuant to a private placement transaction. The exemptions the registrant relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to an individual in the March transaction and to a privately held limited liability partnership in the April transaction. Both purchasers are accredited investors as that term is defined
in Regulation D.   The net proceeds to the registrant for the sale of said
500,000 shares, after offering expenses of $1,000 were $199,000.

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the shareholders of the registrant was held on May 23, 1997. Shareholders representing 1,426,336 shares of the 2,058,209 shares outstanding on that date attended the meeting and unanimously passed the following resolutions:

1. To ratify the Company's anticipated reverse merger with Techni- logic Consultants, Inc.;

2. To ratify the January 31, 1997 sale of the registrant's interest in TrueNet Corporation to Banana Corp., Inc;

3. To ratify the transfer of two of the registrant's assets: (i) the Note Receivable into Harbor Town Holding Group I, Inc., the first of two new wholly owned subsidiaries of the registrant; and (ii) the registrant's
     25% interest in Banana Online, Inc., a Florida internet corporation, to Harbor Town Holding Group II, Inc., the second of two wholly owned subsidiaries of the registrant. On May 19, 1997 the registrant declared a dividend to distribute to May 21, 1997 shareholders of record of the registrant the shares of the two abovementioned wholly owned subsidiaries.

4. To ratify the election of Ronald W. Hayes, Jr, president and director of the registrant, president and sole director of the two wholly owned subsidiaries.

Item 5.  Other Information

     On June 5, 1997, the registrant agreed to assign the Note Payable to Harbor Town Holding Group I, Inc. ("Harbor Town"), a wholly owned subsidiary of the registrant. The assignment was made for the payment of the transfer to registrant by Harbor Town of Two Million Fifty Eight Thousand Two Hundred and Nine (2,058,209) shares of Harbor Town's capital stock, which on May 23, 1997, pursuant to a shareholder and director's meeting, the registrant was authorized to issue such Harbor Town stock to record shareholders of Net Lnnx.

     Previous to June 5, 1997 and continuously up to June 6, 1997, questionable circumstances arose with respect to the Note Payable, Comm/USA, Palm, and the viability of continued payment on the Note Payable or the possibility of its default, either in whole or in part. Based on this, both the registrant and Harbor Town considered it likely that the value of the Note Payable was in jeopardy and that certain action, including litigation, would be required and appropriate in order to salvage the greatest amount of value for the Note Payable.

     The registrant and Harbor Town agreed that in exchange for the registrant utilizing its resources to collect the greatest amount of value for the Note Payable, Harbor Town will suspend, and shall not effectuate the assignment of the Note Payable to Harbor Town until such date that the registrant can collect the greatest amount of value for the Note Payable, with such value to be determined by the registrant. The registrant shall continue to have full right of ownership in all Two Million Fifty Eight Thousand Two Hundred and Nine (2,058,209) shares of Harbor Town's capital stock, which now belongs to the registrant's shareholders of record date. As of the date of this report, the registrant and the opposing parties to this litigation are in the discovery process of the lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Financial Data Schedule
     (b)     No reports on Form 8-K were filed during the quarter ended June
            30, 1997.


                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          NET LNNX, INC.
          Registrant

          /s/ Ronald W. Hayes, Jr.
          Ronald W. Hayes, Jr.
          President.

          /s/ Ronald W. Hayes, Jr.
          Ronald W. Hayes, Jr.
          President.

          /s/ Ronald P. Perella
          Ronald P. Perella,
          Vice President and
          Executive Secretary

                                     Date: August 6, 1997