Form 10QSB
period 1997-09-30
NET LNNX INC
filed 1997-11-14
CIK 793375

U.S. Securities and Exchange Commission

                            Washington, DC 20549

                                 Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 30, 1997, there were outstanding approximately 2,058,209 shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                             NET LNNX, INC.

                            Form 10-QSB Index
                            September 30, 1997

                                                            Page

Part I: Financial Information ..............................

     Item 1. Financial Statements ..........................

          Balance Sheets Unaudited at September 30, 1997....
          Unaudited Statements of Operations for the
          Period ended September 30, 1997...................

          Unaudited Statements of Cash Flow for the
          Period Ended September 30, 1997...................

          Notes to Unaudited Financial Statements ..........

     Item 2. Management's Discussion and Analysis or Plan
          of Operation .....................................

Part II:   Other Information ...............................

     Item 1.    Legal Proceedings ..........................

     Item 2.    Changes in Securities ......................

     Item 3.    Defaults Upon Senior Securities ............

     Item 4.    Submission of Matters to a Vote of
                Security Holders ...........................

     Item 5.    Other Information ..........................

     Item 6.    Exhibits and Reports on Form 8-K ...........

Signatures .................................................

                                   PART I
                           FINANCIAL INFORMATION


Item 1.  Financial Statements

                                NET LNNX, INC.
                            CONDENSED BALANCE SHEET
                              September 30, 1997
                                 (Unaudited)


ASSETS
Current assets:
    Cash                                           $     20,433
    Prepaid expenses                                      1,550

       Total current assets                              21,983

Property and equipment (net)                              7,893
Investment                                               12,600
Note receivable - long term                             430,176

                                                   $    472,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses            $     16,805

Deferred gain - installment sale                         41,469

Stockholders' equity:
  Common stock                                            1,000
  Additional paid-in capital                          1,096,335
  Retained deficit                                     (682,957)

       Total stockholders' equity                       414,378

                                                   $    472,652


                           See Accompanying Notes

                              NET LNNX, INC.
                   CONDENSED STATEMENT OF OPERATIONS
                               (Unaudited)


                                                  For the Three Months
                                                   Ended September 30,
                                                 1997             1996
Sales, net                                    $   -            $    -

Cost of sales                                     -                 -

Gross profit (loss)                               -                 -

General and administrative expenses               58,318          631,471

Loss from operations                             (58,318)       ( 631,471)

Other income (expense)
   Gain on non-monetary transactions              -               558,000
   Interest earned                                 7,724            -
   Earnings on subsidiary equity                  -                16,327
   Installment gain - sale of subsidiary           1,376            -
   Depreciation                                     (415)        (    540)

      Total other income (expense)                 8,685          573,787

Net loss from continuing operations          (    49,633)      (   57,684)

 Discontinued operations:
     Loss from operations of subsidiaries          -           (   53,547)

Net loss                                         (49,633)      (  111,231)

Retained earnings(deficit), beginning
  of period                                     (633,324)           1,164

Retained earnings(deficit), end of period    $  (682,957)     $(  110,067)

Net loss per share                           $  (   0.02)     $(     0.09)

Weighted average shares outstanding            2,058,209        1,241,435


                             See Accompanying Notes

                                  NET LNNX, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                     For the Three Months
                                                      Ended September 30,
                                                     1997            1996
Cash flows from operating activities:
  Net income                                      $  ( 49,633)    $
(111,231)
  Adjustments for non-cash items                          415
(160,912)
  Changes in assets and liabilities                  (  2,827)         153,950

    Net cash provided (used) for operations          ( 52,045)
(118,193)

Investments activities:
    Acquisition of property                             -
(10,798)
    Investment                                       ( 12,600)           -
   Receipts from installment sale note                 14,276            -

    Cash used for investment activities                 1,676
(10,798)

Financing activities:
  Proceeds from sale of Preferred Stock                 -              170,000

    Net cash provided by financing activities           -              170,000

Net increase (decrease) in cash                      ( 50,369)          41,009

Cash, beginning of period                              70,802            2,164

Cash, end of period                             $      20,433      $    43,173

Supplemental disclosure:
  Cash paid for interest                        $       -          $     -

  Income taxes paid                             $       -          $     -


                                   See Accompanying Notes

                                   NET LNNX, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Basis of Presentation

The accompanying unaudited financial statements of Net Lnnx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


2.       Litigation

In its financial statements for the year ended December 31, 1996, the Company reported the pending sale of one of its subsidiaries, Communications/USA, Inc. ("CUSA"). In January 1997, the Company completed the sale of CUSA. Consideration was cash and a promissory note (the "Note"). The gain on the sale is being reported on the installment method which amounted to $1,376 during the third quarter of 1997.

As security for the Note, 1,250,000 shares of CUSA were to be held in escrow by a law firm. The escrow agreement stated that the shares, in addition to being held as security, were not to be encumbered nor transferred without written authorization from the Company. Despite this agreement, the assets of CUSA were sold and the proceeds distributed to the shareholders of CUSA. The Company has filed a lawsuit alleging, among other counts, a fraudulent transfer of the stock of CUSA by the buyer and that the buyer has removed and/or concealed its assets resulting in an inability of the buyer to continue to meet its obligations under terms of the Note. The Company is seeking (1) an injunction against the buyer & CUSA of further distribution of sums received from the sale of CUSA's assets, (2) costs, and (3) damages. Litigation is in the discovery stage. The outcome is unknown but management believes they will recover their investment.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.

     (a)     Plan of Operation

     The registrant is presently a holding company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. As disclosed in the registrant's press release dated November 11, 1997, the registrant entered into a non-binding letter of intent for a reverse merger with R.F. Scientific, Inc., an Orlando, Florida based corporation ("RFS"). RFS is a satellite communications company which specializes in preparing and constructing satellite communications vehicles for a wide variety of commercial broadcasters, private networks and voice data users. As of the date of this report, no definitive binding merger agreement has been entered into between the registrant and RFS, and since the letter of intent is non-binding, no assurances can be made that such a merger agreement will be entered into and that a merger will close.

     The registrant receives a cash flow from a 7% note receivable (the "Note Receivable") made to the registrant. The Note Receivable is a 7% interest promissory note in the amount of $475,000 with 5 monthly payments of $4,000 per month, 7 monthly payments of $9,000 per month, 12 monthly payments of $12,000 per month, and a balloon payment of the balance due on March 1, 1999. As of September 30, 1997, the underlying value of the Note Payable is approximately $430,176.

     During June, 1997, the registrant instituted legal proceeding against the maker of the Note Receivable in connection with the purchase contract for which the Note Receivable was issued. See Part II, Item 1 herein, "Legal Proceedings". During the period covered by this report, the registrant has expended a significant amount of its cash reserves, in addition to a significant amount of the cash flow received by the registrant from the Note Receivable, on professional fees and costs in connection with this and other litigation matters in which the registrant has been a party to. No assurances can be made that the registrant, or its assigns, will continue to receive its monthly payments, or the balloon payment, on the Note Receivable when due in light of the circumstances which prompted the registrant to institute litigation proceedings against the Note Receivable maker. As of September 30, 1997, the registrant maintains cash reserves in the amount of approximately $20,433.

     Pursuant to an Agreement dated June 6, 1997 between the registrant and Harbor Town Holding Group I, Inc. ("Harbor Town"), a former wholly owned subsidiary of the registrant, upon the termination of the abovementioned litigation, the Note Receivable was to be transferred from the registrant to Harbor Town. The Note Receivable constituted the consideration paid by the registrant for Harbor Town's stock. The transfer contemplated by the June 6, 1997 agreement described above was cancelled pursuant to an agreement dated November 6, 1997 between the registrant and Harbor Town. Consequently, the registrant shall continue to hold Note Receivable and receive the cash flow therefrom. See Part II, Item 5 herein, "Other Information". Notwithstanding the abovementioned litigation, or any other litigation, until such time as the registrant closes a merger or acquisition transaction, with the exception of professional fees and costs for such a transaction, the registrant expects that it will incur only minor operating costs in 1997.

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

     Palm Capital, Inc. et. al Litigation

     Previous to June, 1997, questionable circumstances arose with respect to the Note Payable, Communications/USA, Inc., Palm Capital, Inc. and the viability of continued payment on the Note Payable and the possibility of its default, either in whole or in part. Based on this, the registrant considered it likely that the value of the Note Payable was in jeopardy and that certain action, including litigation, would be required and appropriate in order to salvage the greatest amount of value for the Note Payable. As of September 30, 1997, the underlying value of the Note Payable is approximately $430,176. On June 27, 1997, a representative of Palm Capital, Inc. and Communications\USA, Inc. offered to pay Net Lnnx a lump sum payment of $213,256 as payment in full on the Note Payable in exchange for a release from liability for any additional payments under the Note Payable. The registrant rejected the offer as payment in full for the Note Payable.

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

     The registrant commenced suit against the abovenamed defendants collectively and/or individually alleging/seeking Fraudulent Transfer; Fraud In The Inducement; Injunctive Relief (pursuant to Florida's Fraudulent Conveyance Statute and common law); Fraud In the Purchase Of Securities; Breach of Contract; and Breach of Fiduciary Duty. Upon a motion to dismiss all counts brought by the defendants, the court denied the motion as to all counts except for the common law injunctive relief sought. The court, however, sustained and refused to dismiss the registrant's claim for injunctive relief based upon Florida's

Fraudulent Conveyance Statute. At a preliminary hearing, the court did not grant the preliminary injunctive relief the registrant sought; however, the lawsuit is continuing forward and is presently in the "discovery stage". A jury trial has been requested. The registrant is seeking compensatory damages and punitive damages, in addition to any and all other relief the court may grant.

Item 2.  Change in Securities

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     On June 5, 1997, the registrant agreed to assign the Note Payable to Harbor Town. See Part I, Item 2 herein "Management's Discussion and Analysis or Plan of Operation". The assignment was made for the payment of the transfer to registrant by Harbor Town of Two Million Fifty Eight Thousand Two Hundred and Nine (2,058,209) shares of Harbor Town's capital stock, which on May 23, 1997, pursuant to a shareholder and director's meeting, the registrant was authorized to issue such Harbor Town stock to record shareholders of Net Lnnx.

     Previous to June, 1997, questionable circumstances arose with respect to the Note Payable, Comm/USA, Palm, and the viability of continued payment on the Note Payable or the possibility of its default, either in whole or in part. See Part II, Item 1 herein, "Legal Proceedings". Based on this, both the registrant and Harbor Town considered it likely that the value of the Note Payable was in jeopardy and that certain action, including litigation, would be required and appropriate in order to salvage the greatest amount of value for the Note Payable.

     On June 6, 1997, the registrant and Harbor Town agreed that in exchange for the registrant utilizing its resources to collect the greatest amount of value for the Note Payable, Harbor Town will suspend, and shall not effectuate the assignment of the Note Payable to Harbor Town until such date that the registrant can collect the greatest amount of value for the Note Payable, with such value to be determined by the registrant. The registrant shall continue to have full right of ownership in all Two Million Fifty Eight Thousand Two Hundred and Nine (2,058,209) shares of Harbor Town's capital stock, which now belongs to the registrant's shareholders of record date. As of the date of this report, the registrant and the opposing parties to this litigation are in the discovery process of the lawsuit.

     On November 6, 1997, Harbor Town entered into a subscription agreement with an investor which required Harbor Town to cancel entirely the above described transfer of the Note Receivable. On November 6, 1997, the transfer of the Note Receivable was cancelled in its entirety. The registrant continues to maintain full ownership of the Note Receivable and all principal and interest payments received from the Note Receivable.

     The June 5, 1997 assignment of the Note Receivable served as consideration for the 2,058,209 shares of Harbor's capital stock issued to the registrant. As substitute consideration therefore, the registrant canceled a $12,600 promissory note dated June 2, 1997 made by Harbor to the registrant so that Harbor shall have no obligation whatsoever to pay to Harbor either the $12,600 principal sum of the promissory note or the interest accumulated thereon.

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Financial Data Schedule
     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.


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

          NET LNNX, INC.
          Registrant

          /s/ Ronald W. Hayes, Jr.
          Ronald W. Hayes, Jr.
          President.

          /s/ Ronald W. Hayes, Jr.
          Ronald W. Hayes, Jr.
          President.

          /s/William R. Colucci
          William R. Colucci,
          Vice President and
          Secretary

          Date: November 12, 1997