Form 10KSB
period 1997-12-31
NET LNNX INC
filed 1998-04-03
CIK 793375

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                            FORM 10-KSB

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended  December 31, 1997.

                              OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to_______________

Commission file Number  333-5862

                           NET LNNX, INC.
         (Name of small business issuer in its charter)

     Pennsylvania                               23-1726390
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification Number)

324 Datura Street, Suite 303,  West Palm Beach,  FL       33401
 Address of principal executive offices )             (Zip Code)

Issuer's telephone number, including area code     (561) 659-1196

Securities registered pursuant to Section 12(b) of the Exchange
Act:

Title of each class          Name of exchange on which registered
     None                                    None

Securities registered pursuant to Section 12(g) of the Exchange
Act:

                   Common Stock, no par value
                        (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ ]

State issuer's revenues for its most recent fiscal  year.....$00.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of March 31, 1998, the aggregate market value of common stock, no par value, held by non-affiliates was approximately $360,909
(880,268 shares at $0.41, which is an average of the bid and asked price).

     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

     As of March 31, 1998, there were 2,200,000 shares of common stock, no par value, issued and outstanding.

                               PART I

Item 1.  Description of Business

       (a) Business Development

     The registrant was organized as Chester County Security Fund, Inc. under the laws of Pennsylvania on April 15, 1968. Corporate Investment Company ("CIC") purchased, as a wholly owned subsidiary, the outstanding shares of the registrant and in 1986, CIC distributed the outstanding stock of the registrant to its shareholders as stock dividend on a one share for share basis. Prior to 1996, the registrant was a holding company conducting virtually no business operation, other than its efforts to seek merger partners.

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

     In January 1996, the registrant entered into an agreement to exchange approximately 83.5% of its no par value common stock for approximately 60% of the common stock of Comm/USA. Comm/USA, through its wholly owned subsidiary CommTel/USA, Inc., owned and operated Voice-Tel franchises which comprised the West Coast of Florida from Tampa Bay to Naples, and the East Coast of Florida from Cocoa to Stuart. Voice-Tel is in the interactive voice messaging industry and sells its products to both local customers and national accounts. Voice -Tel is the largest interactive voice messaging company in the United States, operating a digital telecommunications network through independently owned franchises.

     On January 31, 1997, the registrant's board of directors approved purchase agreement dated January 17, 1997 between the registrant and Palm Capital, Inc. ("Palm") to transfer to Palm 2,550,000 shares of Comm/USA, which represented One Hundred Percent (100%) of the registrant's ownership interests of Comm/USA (the "Transaction"). On May 23, 1997, a majority of the registrant's shareholders approved the purchase agreement at the annual meeting of shareholders.

     The Transaction was negotiated at "arms length" and the consideration paid represented a fair market value. Raul E. Balsera ("Balsera") and Robert Feiman ("Feiman"), both officers and shareholders of Palm, were both affiliate shareholders of the registrant prior to the Transaction. Also, Balsera served as Chief Financial Officer of the registrant and Comm/USA prior to the Transaction. As consideration for the Comm/USA stock transfer, Palm agreed to deliver to the registrant any and all of the Registrant's stock held by Palm, Balsera and Feiman, plus any and all options or other rights to the registrant's common stock, plus the sum of $500,000, secured by 1,250,000 shares of Comm/USA common stock.
The consideration was payable as follows: (i) the sum of $25,000 in cash; and (ii) a 7% interest promissory note in the amount of $475,000 with 12 monthly payments of $9,000 per month, 12 monthly payments of $12,000 per month, and a balloon payment of the balance due on March 1, 1999. Palm also agreed to the assumption of Comm/USA's liabilities.

     In January 1997, the registrant entered into a sale and purchase agreement with The Banana Corporation, Inc. ("BCI") to transfer to BCI One Hundred Percent (100%) of the common stock and assets of the registrant's wholly owned subsidiary, TrueNet Corporation ("TrueNet"), a Florida corporation. TrueNet operated as an Internet service provider in West Palm Beach, FL. The transaction was negotiated at "arms length" and the consideration paid represented a fair market value.

     As consideration for the TrueNet stock and asset transfer, BCI transferred to the registrant Ten Percent (10%) (100,000 shares) of BCI's common stock. In April 1997, pursuant to a separate agreement, the registrant purchased Ten Percent (10%) (100,000) shares of BCI's newly formed operating subsidiary, Banana Online, Inc. at a price of $0.145 per share, and exchanged its interest of 100,000 shares of BCI for 100,000 shares of Banana Online, Inc. and BCI's cancellation of the registrant's indebtedness.

     On June 5, 1997, the registrant agreed to assign the Note Payable to Harbor Town Holding Group I, Inc. (Harbor Town I"). The assignment was made for the payment of the transfer to registrant by Harbor Town of Two Million Fifty Eight Thousand Two Hundred and Nine (2,058,209) shares of Harbor Town's capital stock, which on May 23, 1997, pursuant to a shareholder and director's meeting, the registrant was authorized to issue such Harbor Town I stock to record shareholders of the registrant as a stock dividend on a one share for share basis.

     On May 19, 1997, the registrant agreed to assign its 200,000 shares of BCI to Harbor Town Holding Group II, Inc. ("Harbor Town II"). The assignment was made for the payment of the transfer to the registrant by Harbor Town II of Two Million Fifty Eight Thousand Two Hundred and Nine (2,058,209) shares of Harbor Town II's capital stock, which on May 23, 1997, pursuant to a shareholder and director's meeting, the registrant was authorized to issue such Harbor Town II stock to record shareholders of the registrant as a stock dividend on a one share for share basis.

     On June 6, 1997, the registrant and Harbor Town agreed that in exchange for the registrant utilizing its resources to collect the greatest amount of value for the Note Payable, Harbor Town would suspend, and shall not effectuate the assignment of the Note Payable to Harbor Town until such date that the registrant can collect the greatest amount of value for the Note Payable, with such value to be determined by the registrant. The registrant continued to have full right of ownership in all Two Million Fifty Eight Thousand Two Hundred and Nine (2,058,209) shares of Harbor Town's capital stock, which at that time had been distributed to the registrant's shareholders as a stock dividend.

     Previous to June 1997, questionable circumstances arose with respect to the Note Payable, Communications/USA, Inc., Palm Capital, Inc. and the viability of continued payment on the Note Payable and the possibility of its default, either in whole or in part. Based on this, the registrant considered it likely that the value of the Note Payable was in jeopardy and that certain action, including litigation, would be required and appropriate in order to salvage the greatest amount of value for the Note Payable. At that time, the underlying value of the Note Payable was approximately $444,452.

     On June 27, 1997 a representative of Palm Capital, Inc. and Communications\USA, Inc. offered to pay Net Lnnx a lump sum payment of $213.256.00 as payment in full on the Note Payable in exchange for a release from liability for any additional payments under the Note Payable. Upon advice of counsel, the registrant rejected the offer as payment in full for the Note Payable.

     On June 27, 1997, the registrant, filed suit against Palm, Comm/USA, Feiman, Balsera and Gibbs and Runyan, P.A , a Florida professional corporation ("Gibbs") in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in connection with the purchase agreement for which the Note Receivable was issued.

     The registrant commenced suit against the above-named defendants collectively and/or individually alleging/seeking Fraudulent Transfer; Fraud In The Inducement; Injunctive Relief (pursuant to Florida's Fraudulent Conveyance Statute and common law); Fraud In the Purchase Of Securities; Breach of Contract; and Breach of Fiduciary Duty. Upon a motion to dismiss all counts brought by the defendants, the court denied the motion as to all counts except for the common law injunctive relief sought. The court, however, sustained and refused to dismiss the registrant's claim for injunctive relief based upon Florida's Fraudulent Conveyance Statute. At a preliminary hearing, the court did not grant preliminary injunctive relief. The lawsuit continued forward through its discovery phase where the registrant sought compensatory damages and punitive damages, in addition to any and all other relief the court would grant. On December, 18, 1997 the law suit was settled whereby the registrant would accept $100,000 in exchange for a release from liability of all defendants to the law suit. Overall, the registrant was paid $190,000 on the Note Payable . The final order was signed by the Court on January 5, 1998.

     Pursuant to the Agreement dated June 6, 1997 between the registrant and Harbor Town I, upon the termination of the abovementioned litigation, the Note Receivable was to be transferred from the registrant to Harbor Town I. The Note Receivable constituted the consideration paid by the registrant for Harbor Town I's stock. The transfer contemplated by the June 6, 1997 agreement described above was canceled pursuant to an agreement dated November 6, 1997 between the registrant and Harbor Town I. Consequently, the registrant continued to hold the Note Receivable and receive the cash flow therefrom until the settlement of the above described lawsuit.

     On November 6, 1997, Harbor Town I entered into a subscription agreement with an investor which required Harbor Town I to cancel entirely the above described transfer of the Note Receivable. On November 6, 1997, the transfer of the Note Receivable was canceled in its entirety. The June 5, 1997 assignment of the Note Receivable which served as consideration for the 2,058,209 shares of Harbor's capital stock issued to the registrant was substituted for the registrant canceling a $12,600 promissory note dated June 2, 1997 made by Harbor Town I to the registrant.

     (b) Business of Issuer

     The registrant is presently a holding company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. As disclosed in the registrant's press release dated November 11, 1997, the registrant entered into a non-binding letter of intent for a reverse merger with R.F. Scientific, Inc., an Orlando, Florida based corporation ("RFS"). RFS is a satellite communications company which specializes in preparing and constructing satellite communications vehicles for a wide variety of commercial broadcasters, private networks and voice data users. The registrant has been actively negotiating an agreement with RFS for the registrant to acquire all of the outstanding shares of RFS pursuant to a reorganization agreement. As of the date of this report; however, no definitive binding reorganization agreement has been entered into between the registrant and RFS, and since the letter of intent is non-binding, no assurance can be made that any such agreement will be entered into and that the RFS acquisition will occur.

     The registrant encounters intense competition from other entities having a business objective similar to that of the registrant. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than the registrant and there can be no assurances that the registrant will have the ability to compete successfully. The registrant's financial resources are limited in comparison to those of many of its competitors. This inherent competitive limitation could compel the registrant to select certain less attractive acquisition prospects. There can be no assurances that such prospects will permit the registrant to meet its stated business objectives. The registrant believes, however, that the registrant's status as a reporting public entity could give the registrant a competitive advantage over privately held entities having a similar business objective to that of the registrant in acquiring a business with significant growth potential.

     The registrant's present officers and directors are the registrant's only employees who devote approximately 75% of their time to the business of the registrant.

Item 2.  Properties.

       The executive and business office of the registrant consist of office space located at 324 Datura Street, Suite 303, West Palm Beach, FL 33401.

Item 3.  Legal Proceedings.

       No material legal proceedings are pending of which the registrant is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the registrant's securities holders during the fourth quarter of the registrant's fiscal year.

                            PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

    (a) Market Information

     The registrant's common stock has been traded on the over-the-counter market since May 1989. The following table sets forth the range of high and low bid quotations for each quarterly period in the fiscal year ended December 31, 1997, and 1996 as reported by over-the-counter market quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                    High                        Low
               Bid        Asked           Bid        Asked
1996
1st Quarter    $5.50      $6.75          $4.25       $5.50
2nd Quarter    $10.00     $11.00         $4.00       $5.375
3rd Quarter    $8.625     $9.50          $3.25       $5.00
4th Quarter    $5.50      $6.75          $1.375      $1.875

1997
1st Quarter    $1.50      $2.00          $0.50       $0.8125
2nd Quarter    $0.8125    $1.25          $0.375      $0.5625
3rd Quarter    $0.8125    $1.25          $0.25       $0.4375
4th Quarter    $0.75      $1.125         $0.125      $0.4375


    (b)  Holders

     As of March 31, 1997, there were approximately 2,085 holders of record of the registrant's common stock.

    (c)  Dividends

     No cash dividends were declared or paid on the registrant's common stock for the last two fiscal years. No restrictions limit the registrant's ability to pay dividends on its common stock.

        Recent Sales of Unregistered Securities

     On December 31, 1996, the registrant entered into a stock purchase agreement with R. H. Financial Services, Inc. ("RHF"), and subsequently amended this agreement on January 31, 1997, which, as amended, provided for the sale of 41,667 shares of the registrant's common stock to RHF at approximately $0.60 per share ($25,000 in the aggregate). The net proceeds to the registrant for the sale of said 41,667 shares, of which there were no offering expenses, was $25,000. Ronald W. Hayes, Jr. ("Hayes"), who was appointed president of the registrant on January 4, 1997, is the president and controlling shareholder of RHF. No commissions were paid, and no underwriting discounts were provided, by the registrant in connection with the abovementioned transactions. The registrant relied upon section 4(2) of the Act to exempt the transaction from the registration requirements of the Act. The per share price of approximately $0.60 represented a 63% discount of the low average high and low bid of the registrants's stock for the fourth quarter of 1996, as reflected in the bulletin board quotes of the over-the-counter trading market.

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

     On October 17, 1997, the registrant issued 41,791 shares of the registrant's common stock, valued at $10,740.28 to William R. Colucci in exchange for the consulting services Mr. Colucci provided to the registrant prior to becoming a director of the registrant. These services consisted of assisting the registrant in becoming a viable merger candidate to be merged with a profitable ongoing concern and evaluating and analyzing various merger partners for the registrant. The aforementioned valuation of the registrant's common stock, no par value issued to Mr. Colucci, was determined by averaging the $.0125 bid price of the registrant's stock with the ask price of $0.5625 on the October 17, 1997 taken from the bulletin board quotes of the over-the-counter trading market, and providing a discount of 25% as a result of the share's "restricted" nature. No commissions were paid, and no underwriting discounts were provided, by the registrant in connection with the abovementioned transactions. The registrant relied upon section 4(2) of the Act to exempt the transaction from the registration requirements of the Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

    (a)  Plan of Operation

     The registrant is presently a holding company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. It presently receives no cash flow from any source.

     As disclosed in the registrant's press release dated November 11, 1997, the registrant entered into a non-binding letter of intent for a reverse merger with R.F. Scientific, Inc., an Orlando, Florida based corporation ("RFS"). RFS is a satellite communications company which specializes in preparing and constructing satellite communications vehicles for a wide variety of commercial broadcasters, private networks and voice data users. The registrant has been actively negotiating an agreement with RFS for the registrant to acquire all of the outstanding shares of RFS pursuant to a reorganization agreement. As of the date of this report; however, no definitive binding reorganization agreement has been entered into between the registrant and RFS, and since the letter of intent is non-binding, no assurance can be made that any such agreement will be entered into and that the RFS acquisition will occur.

     In the event the RFS acquisition does not occur, the registrant may not be in a position to meet its cash requirements for the remainder of its fiscal year unless the registrant receives an additional capital infusion. The registrant presently has no binding commitments to obtain a capital infusion in a sufficient amount, or any amount, to assist it in meeting it cash requirements for the remainder of its fiscal year. The registrant can make no assurances that such a sufficient capital infusion will occur, or that if such a capital infusion does occur, that it will not be on terms that could adversely affect the registrant or its shareholders.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable

                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

      (a) Identity of directors and executive officers.


Name                    Age   Position             Director Since

Ronald W. Hayes, Jr.    31    chairman of board/
                              president/director   January 1997

William R. Colucci      59    executive vice
                              president/director   September 1997


     Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified.

      (b)  Business experience of directors and executive officers.

     Ronald W. Hayes, Jr. has served as chairman of the board, president and a director of the registrant since January 1997. He is in charge of implementing the registrant's acquisition strategy. Mr. Hayes is also presently the president of a privately held management firm known as Harbor Town Management Group, Inc., a Florida corporation, which provides investment banking and business consulting services. From 1994 to 1997, Mr. Hayes served as president and chairman of R. H. Financial Services, Inc. an investment services company which provided investment banking, brokerage and consulting services. Also, from 1994 to 1995 Mr. Hayes served as a director of Action Products, Inc., a publicly traded Nasdaq listed company. From 1991 to 1995, he was employed as a stockbroker and office manager with Prudential Securities and First Montauk Securities, Inc.

     Mr. Colucci has served as the executive vice president and a director of since September, 1997. His duties include assisting the registrant in implementing its acquisition strategy. Mr. Colucci is also presently a consultant with a privately held management firm known as Harbor Town Management Group, Inc., a Florida corporation, which provides investment banking and business consulting services. From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance officer for Physicians Laser Services, Inc., a publicly traded Delaware corporation. From April 1991 to May 1996, Mr. Colucci served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm.

    Section 16(a)  Beneficial Ownership Reporting Compliance.

     To the best of registrant's knowledge, Ronald W. Hayes, an officer, director and beneficial owner of more than 10% of the registrant's common stock, failed to file required Form 4 in September 1997. To the best of registrant's knowledge, no other officer, director and/or beneficial owner of more than 10% of the registrant's common stock, failed to file reports as required by
Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10.  Executive Compensation.


  (a)         (b)     (c)           (d)         (e)         (f)         (g)        (h)
                                               Other                                           All
Name &                                         Annual    Restricted   Securities               Other
Position      Year   Salary($)      Bonus($)   Compen-   Stock        Underlying   LTIP        Compen-
                                               sation    Award(s)     Options/     Payouts     sation
                                               ($)       ($)          SARs(#)      ($)         ($)

Ronald W.
Hayes, Jr.
Director
Chmn. of the
Board/Presi
dent          1997   275,000 (1)      -0-       -0-         -0-       100,000        -0-        32,260(1)
                                                                      shares
                                                                      common
                                                                      stock (2)


Ronald P.
Perella
Director
Exec. V.P.    1997  175,000(3)        -0-        -0-        -0-       100,000(3)     -0-           -0-
                                                                      shares
                                                                      common
                                                                      stock


Notes to table:

     (1) During 1997, Ronald W. Hayes, Jr. was granted 250,000 and 100,000 (350,000 in the aggregate) shares of common stock of the registrant as compensation for serving as the registrant's chairman of the board of directors and president. The per share closing market price of the registrants common stock on (i) January 31, 1997, the date of grant of 250,000 shares to Mr. Hayes was $0.875 and (ii) April 24, 1997, the date of grant of 100,000
shares to Mr. Hayes was $0.5625.   During 1997, Mr. Hayes was also
compensated in the amount of $32,260, which was paid in the form of 36,869 shares of common stock of the registrant, pursuant to an employment contract entered into between Mr. Hayes and the registrant in 1996 whereby Mr. Hayes served as a consultant to the registrant, but which was never fully paid upon.

     (2) As part of his compensation for serving as a director of the registrant, on January 31, 1997, Ronald W. Hayes, Jr. was awarded options to purchase 100,000 shares of the registrant's common stock at a price of $0.875 per share exercisable, in whole
or in part, at any time on or before January 31,1999.   The per
share closing market price of the registrants common stock on January 31, 1997 was $0.875.

     (3) During 1997, Ronald P. Perella was granted 200,000 shares of common stock of the registrant as compensation for his serving as the registrant's executive vice president. The per share closing market price of the registrant's common stock on January 31, 1997, the date of the grant of 200,000 shares to Mr. Perella, was $0.875. In October 1997, Mr. Perella resigned as an officer and director of the registrant.

     (4) As part of his compensation for serving as a director of the registrant, on January 31, 1997, Ronald P. Perella was awarded options to purchase 100,000 shares of the registrant's common stock at a price of $0.875 per share exercisable, in whole or in
part, at any time on or before January 31,1999.   The per share
closing market price of the registrant's common stock on January 31, 1997 was $0.875.


             Option/SAR Grants in Last Fiscal Year

                       Individual Grants
____________________________________________________________________________
 (a)                 (b)               (c)          (d)           (e)
                                    % of Total
                  Number of         Options/
                  Securities        SARs
                  Underlying        Granted to
                  Options/          Employees    Exercise or
                  SARs              in Fiscal    Base Price     Expiration
Name              Granted           Year         ($/Sh)         Date
Ronald W.
Hayes, Jr.
Director
Chmn of the
Board/Presi
dent              100,000(1)        25%          .0875          1/31/99

Ronald P.
Perella
Director
Exec. V.P.        100,000(2)        25%          .0875          1/31/99


Notes to table:

     (1) As part of his compensation for serving as a director of the registrant, on January 31, 1997, Ronald W. Hayes, Jr. was awarded options to purchase 100,000 shares of the registrant's common stock at a price of $0.875 per share exercisable, in whole
or in part, at any time on or before January 31,1999.   The per
share closing market price of the registrants common stock on January 31, 1997 was $0.875.

     (2) As part of his compensation for serving as a director of the registrant, on January 31, 1997, Ronald P. Perella was awarded options to purchase 100,000 shares of the registrant's common stock at a price of $0.875 per share exercisable, in whole or in
part, at any time on or before January 31,1999.   The per share
closing market price of the registrant's common stock on January 31, 1997 was $0.875.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values

 (a)               (b)           (c)               (d)                 (e)
                                                Number of          Value of
                                                Securities         Unexercised
                                                Underlying         In-The-Money
                                                Unexpired          Options/
                                                Options/ SARs      SARs at FY-
                                                at FY-End (#)      End ($)

                Acquired on      Value          Exercisable/       Exercisable/
Name            Exercise         Realized       Unexercisable      Unexercisable
Ronald W.
Hayes, Jr.
Director
Chmn of the
Board/Presi
dent(1)          -----             ----          100,000               ----
                                                 Exercisable

Ronald P.
Perella
Director
Exec.
V.P.(1)          -----             ----          100,000               ----
                                                 Exercisable

Notes to table:

     (1) No options were exercised by the named executive officers during 1997. Also, no unexercised options of the named executive officers were in-the-money as of December 31, 1997.

     Compensation of Directors

     Each person who served as a director of the registrant during 1997 was awarded options to purchase 100,000 shares of the registrant's common stock at a price per share equal to the per share closing market price of the registrant's common stock on the date of such grant. Also, directors are compensated up to $500 for travel expenses in the event a director is traveling outside of South Florida and is required to return to South Florida to attend an emergency director's meeting.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

      (a) The names, addresses, amount and nature of beneficial ownership and percent of such ownership of persons known to the registrant to be beneficial owner of more than five percent (5%) of any class of Registrant's voting securities as of the date hereof are as follows:


       (1)              (2)                     (3)                  (4)
Title of Class    Name and Address       Amount and Nature      Percent of Class
                  of Beneficial Owner    Of Beneficial Owner

common            Robert & Cyndee        309,714 shares (D)            14.1%
                  Hackney, JTWROS
                  4119 Lakespur Circle
                  S., Palm Beach
                  Gardens, FL 33410

common            Ronald W. Hayes, Jr.   614,714 shares (D,I)          27.9%
                  1090 Powell Dr.,
                  Singer Island, FL
                  33404 (2)

common            Ronald P. Perella      205,000 shares (D)             9.3%
                  162 N.E. Twylite
                  Terrace Stuart, FL
                  34983 (3)

common            Louis E. Selman        250,000 shares (D)            11.4%
                  19575 Trails End
                  Terrace, Jupiter, FL
                  33458

common            JRKR Family            250,000 shares (D)            11.4%
                  Partners, Ltd.
                  6616 Celeste Avenue,
                  Las Vegas, NV 89107
_____________________________________________________________________________

  (1) All shares of common stock are subject to a voting trust agreement which remains in effect until December 31, 1998. This agreement provides that R H Financial Services, Inc., a Florida corporation wholly owned by Ronald W. Hayes, Jr., the registrant's president, possess all rights, including the right to vote all shares, whatsoever, in connection with the shares, other than the right to receive dividends payable on such shares.

  (2) Includes the right to vote, through R H Financial Services, Inc., 309, 714 shares of common stock owned by Robert and Cyndee
Hackney, JTWROS.

  (3) Includes the right to purchase up to 50,000 shares of the registrant's common stock at any date prior to January 31, 1999.

      (b) The names, addresses, amount and nature of beneficial ownership and percent of such ownership of officers and directors of the registrant to be beneficial owner of the registrant's voting securities are as follows:


       (1)               (2)                      (3)                 (4)
Title of Class     Name and Address         Amount and Nature      Percent of Class
                  of Beneficial Owner     Of Beneficial Owner

common            Ronald W. Hayes, Jr.,   shares (D,I)               27.9%
                  director, president     614,714
                  1090 Powell Dr.,
                  Singer Island, FL
                  33404 (1)

common            William R. Colucci,     91,791 shares (D)           4.2%
                  director, executive
                  vice president, 601 N.
                  Ocean Blvd., Apt. #
                  304, Boca Raton, FL
                  333432 (2)

common            All officers and        706,505 shares (D,I)       32.1%
                  directors as a group
                  (1)(2)
___________________________________________________________________________

  (1) Includes Ronald W. Hayes, Jr. right to vote, through R H
Financial Services, Inc., 309,714 shares of common stock owned by Robert and Cyndee Hackney, JTWROS.

  (2) Includes the right to purchase up to 50,000 shares of the registrant's common stock at any date prior to November 25, 1999.

     As disclosed in Part I Item 1 of this report, on November 11, 1997, the registrant entered into a non-binding letter of intent for a reverse merger with R.F. Scientific, Inc., an Orlando, Florida based corporation ("RFS"). The registrant has been actively negotiating an agreement with RFS for the registrant to acquire all of the outstanding shares of RFS pursuant to a
reorganization agreement.   As of the date of this report;
however, no definitive binding reorganization agreement has been entered into between the registrant and RFS, and no definitive terms regarding a change in control of the registrant have been agreed upon. In the event a binding reorganization agreement is entered into between the registrant and RFS, a change in control of the registrant may occur.

Item 12.  Certain Relationships and Related Transactions.

     In January 1996, the registrant entered into an agreement to exchange approximately 83.5% of its no par value common stock for approximately 60% of the common stock of Communications/USA, Inc.

("Comm/USA"). On January 31, 1997, the registrant's board of directors approved purchase agreement dated January 17, 1997 between the registrant and Palm Capital, Inc. ("Palm") to transfer to Palm 2,550,000 shares of Comm/USA, which represented One Hundred Percent (100%) of the registrant's ownership interests of Comm/USA (the "Transaction"). On May 23, 1997, a majority of the registrant's shareholders approved the purchase agreement at the annual meeting of shareholders.

     The Transaction was negotiated at "arms length" and the consideration paid represented a fair market value. Raul E. Balsera ("Balsera") and Robert Feiman ("Feiman"), both officers and shareholders of Palm, were both affiliate shareholders of the registrant prior to the Transaction. Also, Balsera served as Chief Financial Officer of the registrant and Comm/USA prior to the Transaction. As consideration for the Comm/USA stock transfer, Palm agreed to deliver to the registrant any and all of the registrant's stock held by Palm, Balsera and Feiman, plus any and all options or other rights to the registrant's common stock, plus the sum of $500,000, secured by 1,250,000 shares of Comm/USA common stock. The consideration was payable as follows: (i) the sum of $25,000 in cash; and (ii) a 7% interest promissory note in the amount of $475,000 with 12 monthly payments of $9,000 per month, 12 monthly payments of $12,000 per month, and a balloon payment of the balance due on March 1, 1999. Palm also agreed to the assumption of Comm/USA's liabilities.

     On December 31, 1996, the registrant entered into a Stock Purchase Agreement ("Agreement") with R. H. Financial Services, Inc. ("RHF") to sell 500,000 shares of newly issued common stock of the registrant, or approximately 25.6% of the then issued and outstanding common stock of the registrant. Simultaneously, RHF executed a Voting Trust Agreement (the "Voting Trust Agreement") with Robert C. Hackney, giving RHF the right to vote an additional 314,000 shares of the registrant's common stock for a period of two years. As a result of the above, RHF controlled the voting rights to approximately 41.7% of the then issued and outstanding common stock of the registrant. On January 4, 1997, Ronald W. Hayes, Jr. ('Hayes"), President of RHF was appointed President of the registrant.

     The Agreement required RHF to pay consideration totaling $300,000, with $25,000 payable at closing on December 31, 1996 (the "Closing Date"), $25,000 payable on January 14, 1997 with the remaining consideration to be paid pursuant to a promissory note (the "Note") with $50,000 payable on January 31, 1997, and $50,000 payable on each of March 31, June 30, September 30 and December 31, 1997.

     RHF made the initial payment of $25,000 due on the December
31, 1996 closing date and made no other payments pursuant to the Agreement as of the date of this report.

     On January 31, 1997, the registrant's board of directors ("Board") unanimously decided that the Agreement and the Note underlying the Agreement ought to be reformed as a result of a number of unforeseen and unknown facts and events discovered by RHF and the registrant subsequent to the Closing Date.

     On March 10, 1997, the Board unanimously adopted a plan submitted by Hayes to restructure the Agreement and Note as follows: (i) in exchange for RHF returning 458,333 shares to the registrant, the registrant shall cancel the entire Note and reform the Agreement to reflect a sale of 41,667 shares of the registrant's stock to RHF in exchange for the $25,000 RHF paid on the Closing Date; and (ii) no late payment penalties shall be charged by the registrant against RHF with respect to the $25,000 payable on January 14, 1997 and $50,000 payable on January 31, 1997, of which neither were paid. The Voting Trust Agreement remains in full force and effect.



Item 13.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

      (3)(i)(1) Articles of Incorporation (incorporated by reference to Registrant's Form 10-K
                 Report for the year ended December 31, 1983, Exhibit (3)(A), File No. 0-6553).

     (3)(i)(2)   Amendment No. 1 to Articles of Incorporation.

     (3)(i)(3)   Amendment No. 2 to Articles of Incorporation.

     (3)(ii)(1)  Bylaws (incorporated by reference to
                 Registrant's Form 10-K report for the
                 year ended December 31, 1983, Exhibit (3) (B),
                 File No. 0-6503).

     (3)(ii)(2)  Amendment No. 1 to Bylaws.

     (2)(ii)(3)  Amendment No. 2 to Bylaws.

      (9)        Voting Trust Agreement (incorporated by
                  reference to Registrant's Form 10-KSB report for
                 the year ended December 31, 1996, Exhibit (9),
                 File No. 333-5862

     (10)(i)(1)  The Stock Purchase Agreement between the
                 Registrant and RHF (incorporated
                 by reference to the Registrant's Form 8-K filed
                 1/10/97).

      (i)(2)     Sale and Purchase Agreement Between the
                 Registrant and The Banana Corporation
                 (incorporated by reference to the Registrant's
                 Form 8-K filed 2/14/97).

      (i)(3)     Purchase Agreement Between the Registrant and
                 Palm Capital (incorporated by reference to the Registrant's Form 8-K filed 2/14/97).

      (i)(4) Addendum To Stock Purchase Agreement between the Registrant and RHF (incorporated by reference to the Registrant's Form 8-K/A filed
                 3/24/97).

      (i)(5) Cancellation of Instrument (incorporated by reference to the Registrant's Form
                 8-K/A filed 3/24/97).

     (ii)(1)    1997 Restricted Stock Plan.

     (ii)(2)    William R. Colucci 1997 Restricted Stock
                Plan Option Agreement.

     (iii)(3)   Frederick A. Hall 1997 Restricted Stock Plan
                Option Agreement.

     (iv)(4)    Ronald W. Hayes, Jr. 1997 Restricted Stock
                Plan Option Agreement.

     (v)(5)     Ronald P. Perella 1997 Restricted Stock Plan
                Option Agreement.

      (11)      Earnings per share (See Appendix A)

      (b)       Reports on Form 8-K.

                During the last quarter of the year
                ended December 31, 1997, no reports on Form
                8-K were filed by registrant.

      (c)       Financial Data Schedule.

                             Appendix A
                        Financial Statements.

       The following Audited Financial Statements of Registrant are filed as part of this Form 10-KSB Report:

     1.   Consolidated Balance Sheet as of December 31, 1997 and
          1996.

     2.   Consolidated Statement of Operation for the Years ended
          December 31, 1997, 1996 and 1995.

     3.   Consolidated Statement of Statement of Shareholder's
          Equity for the Years ended December 31, 1997, 1996 and
          1995.

     4. Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     5.   Notes to Consolidated Financial Statements

                          SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


NET LNNX, INC.


By:/S/ Ronald W. Hayes, Jr.
   Ronald W. Hayes, Jr.,  President


Date:  April 2, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/Ronald W. Hayes, Jr.
    Ronald W. Hayes, Jr.,  President


By:/S/ William R. Colucci
   William R. Colucci, Executive Vice
   President


Date: April 2, 1998