Form 10KSB/A
period 1997-12-31
NET LNNX INC
filed 1998-04-17
CIK 793375

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.  20549

                          FORM 10-KSB/A

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997.

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to________________

Commission file Number  333-5862

                           NET LNNX, INC.
         (Name of small business issuer in its charter)

     Pennsylvania                                23-1726390
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification Number)

324 Datura Street, Suite 200,  West Palm Beach,  FL       33401
 Address of principal executive offices )              (Zip Code)

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ ]

State issuer's revenues for its most recent fiscal year....$00.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of March 31, 1998, the aggregate market value of common stock, no par value, held by non-affiliates was approximately $342,298
(834,872 shares at $0.41, which is an average of the bid and asked price).

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practical date.............

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

Item 2.  Properties.

       The executive and business office of the registrant consist of office space located at 324 Datura Street, Suite 200, West Palm Beach, FL 33401.


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

Item 7.  Financial Statements

       Financial Statements of Registrant are incorporated by reference in the registrant's Form 10-KSB Report filed April 3, 1998.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

       Not applicable


                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

     (a)  Identity of directors and executive officers.

Name                  Age    Position              Director Since
Ronald W. Hayes, Jr.  31     chairman of board/    January, 1997
                             president/director

William R. Colucci    59     executive vice        September 1997
                             president/director


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

Item 10.  Executive Compensation.

                                                                       Long-Term Compensation
                     Annual Compensation                              Awards           Payouts
  (a)            (b)      (c)            (d)       (e)         (f)           (g)       (h)
                                                  Other                                          All
Name &                                            Annual    Restricted    Securities             Other
Position         Year   Salary($)      Bonus($)   Compen-   Stock         Underlying   LTIP      Compen-
                                                  sation    Award(s)      Options/     Payouts   sation
                                                  ($)       ($)           SARs(#)        ($)       ($)

Ronald W.
Hayes, Jr.
Director
Chmn. of the
Board/Presi
dent             1997    275,000 (1)     -0-        -0-        -0-       100,000         -0-     32,260(1)
                                                                         shares
                                                                         common
                                                                         stock (2)
Ronald P.
Perella
Director
Exec. V.P.       1997    175,000(3)      -0-        -0-        -0-       100,000         -0-       -0-
                                                                         shares
                                                                         common
                                                                         stock(3)

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

 (a)                   (b)             (c)            (d)            (e)
                                    % of Total
                    Number of       Options/
                    Securities      SARs
                    Underlying      Granted to
                    Options/        Employees      Exercise or
                    SARs            in Fiscal      Base Price     Expiration
Name                Granted(#)      Year           ($/Sh)         Date
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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Options/SAR Values

 (a)               (b)               (c)                 (d)                  (e)
                                                      Number of            Value of
                                                      Securities           Unexercised
                                                      Underlying           In-The-Money
                                                      Unexercised          Options/
                                                      Options/SARs         SARs at FY-
                                                      at FY-End(#)         End ($)
                Shares
                Acquired on        Value              Exercisable/         Exercisable/
Name            Exercise           Realized           Unexercisable        Unexercisable
Ronald W.
Hayes, Jr.
Director
Chmn of the
Board/Presi
dent(1)          ---                  ---              100,000                ---
                                                       Exercisable

Ronald P.
Perella
Director
Exec.
V.P.(1)          ---                  ---              100,000                ---
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
Title of Class           Name and Address            Amount and Nature      Percent of Class
                         of Beneficial Owner         Of Beneficial Owner

common                   Robert & Cyndee
                         Hackney, JTWROS
                         4119 Lakespur Circle
                         S., Palm Beach
                         Gardens, FL 33410
                         (1)                          363,337 shares (D)          16.5%


common                   Ronald W. Hayes, Jr.
                         1090 Powell Dr.,
                         Singer Island, FL
                         33404 (2)                    619,000 shares (D,I)        28.1%


common                   Ronald P. Perella
                         162 N.E. Twylite
                         Terrace Stuart, FL
                         34983 (3)                    205,000 shares (D)           9.3%

common                   Louis E. Selman
                         19575 Trails End
                         Terrace, Jupiter, FL
                         33458                        250,000 shares (D)          11.4%


common                   JRKR Family
                         Partners, Ltd.
                         6616 Celeste Avenue,
                         Las Vegas, NV 89107          250,000 shares (D)          11.4%
________________________________________________________________


  (1) 314,000 shares of the 363,337 shares common stock are subject to a voting trust agreement which remains in effect until December 31, 1998. This agreement provides that R H Financial Services, Inc., a Florida corporation wholly owned by Ronald W. Hayes, Jr., the registrant's president, possess all rights, including the right to vote all shares, whatsoever, in connection with the shares, other than the right to receive dividends payable on such shares.

  (2) Includes the right to vote, through R H Financial
Services, Inc., 314,000 shares of common stock owned by Robert and Cyndee Hackney, JTWROS.

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
Title of Class           Name and Address            Amount and Nature         Percent of Class
                         of Beneficial Owner         Of Beneficial Owner


common                   Ronald W. Hayes, Jr.,
                         director, president
                         1090 Powell Dr.,
                         Singer Island, FL
                         33404 (1)                    619,000 shares (D,I)            28.1%

common                  William R. Colucci,
                        director, executive
                        vice president, 601 N.
                        Ocean Blvd., Apt. #
                        304, Boca Raton, FL
                        333432 (2)                     91,791 shares (D)               4.2%

common                  All officers and
                        directors as a group
                        (1)(2)                        710,791 shares (D,I)            32.3%
____________________________


  (1)  Includes Ronald W. Hayes, Jr. right to vote, through R H
Financial Services, Inc., 314,000 shares of common stock owned by Robert and Cyndee Hackney, JTWROS.

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

           (3)(i)(2) Amendment No. 1 to Articles of
                     Incorporation. (Incorporated by reference to the registrant's Form 10-KSB filed
                     4/3/98).

           (3)(i)(3) Amendment No. 2 to Articles of
                     Incorporation. (Incorporated by reference to the registrant's Form 10-KSB filed
                     4/3/98).

          (3)(ii)(1) Bylaws (incorporated by reference to
                     Registrant's Form 10-K report for the
                     year ended December 31, 1983, Exhibit (3)
                     (B), File No. 0-6503).

          (3)(ii)(2) Amendment No. 1 to Bylaws. (Incorporated by
                     reference to the registrant's Form 10-KSB filed 4/3/98).

          (2)(ii)(3) Amendment No. 2 to Bylaws. (Incorporated by
                     reference to the registrant's Form 10-KSB filed 4/3/98).

          (9) Voting Trust Agreement (incorporated by reference to Registrant's Form 10-KSB report for the year ended December 31, 1996, Exhibit (9), File No. 333-5862).

          (10)
          (i)(1)     The Stock Purchase Agreement between the
                     Registrant and RHF (incorporated
                     by reference to the Registrant's Form 8-K filed 1/10/97).

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

          (i)(3) Purchase Agreement Between the Registrant and Palm Capital (incorporated by reference to the Registrant's Form 8-K filed
                     2/14/97).

          (i)(4)     Addendum To Stock Purchase Agreement
                     between the Registrant and RHF
                     (incorporated by reference to the
                     Registrant's Form 8-K/A filed 3/24/97).

          (i)(5) Cancellation of Instrument (incorporated by reference to the Registrant's Form 8-K/A filed 3/24/97).

          (ii)(1) 1997 Restricted Stock Plan. (Incorporated by reference to the registrant's Form
                     10-KSB filed 4/3/98).

          (ii)(2)    William R. Colucci 1997 Restricted Stock
                     Plan Option Agreement. (Incorporated by reference to the registrant's Form 10-KSB filed 4/3/98).

          (iii)(3)   Frederick A. Hall 1997 Restricted Stock
                     Plan Option Agreement. (Incorporated by reference to the registrant's Form 10-KSB filed 4/3/98).

          (iv)(4)    Ronald W. Hayes, Jr. 1997 Restricted Stock
                     Plan Option Agreement. (Incorporated by reference to the registrant's Form 10-KSB filed 4/3/98).

          (v)(5)     Ronald P. Perella 1997 Restricted Stock
                     Plan Option Agreement. (Incorporated by
                     reference to the registrant's Form 10-KSB filed 4/3/98).

          (11)       Earnings per share (See Appendix A)

          (23)       Consents of Experts and Counsel.

          (b)        Reports on Form 8-K.

                     During the last quarter of the year ended
                     December 31, 1997, no reports on Form 8-K were filed by registrant.

          (c)        Financial Data Schedule.

                     (Incorporated by reference to the
                     registrant's Form 10-KSB filed 4/3/98).

                           Appendix A
                      Financial Statements.

       The following Audited Financial Statements of Registrant are incorporated by reference to the registrant's Form 10-KSB filed 4/3/98:

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


Date:  April 16, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/Ronald W. Hayes, Jr.
      Ronald W. Hayes, Jr.,  President


By:/S/ William R. Colucci
       William R. Colucci, Executive Vice
       President


Date: April 16, 1998