Form 10QSB
period 1998-03-31
NET LNNX INC
filed 1998-05-14
CIK 793375

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

     324 Datura St., Suite. 200, West Palm Beach, FL 33401
     (Address of principal executive office and zip code)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 14, 1998, there were outstanding approximately 2,200,000 shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                           NET LNNX, INC.

                          Form 10-QSB Index
                           March 31, 1998


                                                         Page

Part I: Financial Information

     Item 1. Financial Statements........................  3

     Balance Sheets Unaudited at March 31, 1998..........  4

     Unaudited Statements of Operations for the
     Period ended March 31, 1998.........................  5

     Unaudited Statements of Cash Flow for the
     Period Ended March 31, 1998.........................  6

     Notes to Unaudited Financial Statements.............  7

     Item 2. Management's Discussion and Analysis
     or Plan of Operation ...............................  8

Part II:   Other Information

     Item 1.    Legal Proceedings .......................  9

     Item 2.    Changes in Securities....................  9

     Item 3.    Defaults Upon Senior Securities .........  9

     Item 4.    Submission of Matters to a Vote
                of Security Holders......................  9

     Item 5.    Other Information........................  9

     Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures...............................................  9

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

                         NET LNNX, INC.
                    CONDENSED BALANCE SHEET
                        March 31, 1998
                         (Unaudited)


ASSETS

Current assets:
    Cash                                             $      894
    Prepaid expenses                                      1,550

       Total current assets                               2,444
Property and equipment (net)                              7,140
Note receivable - related party                           4,648

                                                     $   14,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses              $    4,672

Stockholders' equity:
  Common stock                                            1,000
  Additional paid-in capital                          1,687,936
  Retained deficit                                   (1,679,376)

       Total stockholders' equity                         9,560

                                                      $  14,232


See Accompanying Notes

                          NET LNNX, INC.
                CONDENSED STATEMENT OF OPERATIONS
                           (Unaudited)



                                         For the Three Months
                                            Ended March 31,
                                        1998            1997
Sales, net                           $    -          $      -

Cost of sales                             -                 -

Gross profit (loss)                       -                 -

General and administrative
  expenses                                68,787          15,944

Loss from operations                     (68,787)        (15,944)

Other income (expense)
   Interest earned                           452           2,625
   Installment gain -
     sale of subsidiary                    -               4,953

      Total other income (expense)           452           7,578

Net loss                                 (68,335)         (8,366)

Retained earnings(deficit),
  beginning                           (1,611,041)       (454,113)

Retained earnings(deficit),
  end of period                       (1,679,376)     $ (462,479)
Net loss per share                    $   ( 0.03)     $   ( 0.00)

Number of shares used in
  earnings per share computation       2,200,000       2,190,935




See Accompanying Notes

                         NET LNNX, INC.
               CONDENSED STATEMENTS OF CASH FLOW
                          (Unaudited)


                                                 For the Three Months
                                                   Ended March 31,
                                                1998             1997

Cash flows from operating activities:
  Net income                                  $  (68,335)     $    (8,366)
  Adjustments for non-cash items                     265           (4,538)
  Changes in assets and liabilities               31,145          (66,956)

    Net cash provided (used) for
     operations                                  (36,925)         (79,860)

Investments activities:
   Receipts from installment sale note                 -           26,375

    Cash used for investment activities                -           26,375

Financing activities:
  Proceeds from issuance of
    paid in capital                                    -          100,050
  Loan payable shareholders                        4,648            1,800

    Net cash provided by financing
      activities                                   4,648          101,850

Net increase (decrease) in cash                  (32,277)          48,365

Cash, beginning of period                         33,171           25,044

Cash, end of period                           $      894      $    73,409

Supplemental disclosure:
  Cash paid for interest                      $        -      $         -

  Income taxes paid                           $        -      $         -


See Accompanying Notes

                         NET LNNX, INC.
                 NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited financial statements of Net Lnnx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


2.       STOCK OPTION PLAN

A summary of the stock option activity for 1998 under the current plan is as follows:

                                             Option Price Per Share
                               Stock                             Weighted
                              Option            Range            Average

Balance at January 1, 1998    400,000   $ 0.200   to   $ 0.875   $ 0.706
  Redeemed                   (175,000)    0.200           -        0.200

Balance at March 31, 1998     225,000   $ 0.200        $ 0.875   $ 0.706



3. CONTINUING OPERATION

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. The Company has no operations but continues to incur expenses. Its ability to continue is dependent on obtaining a merger partner. The Company has entered into negotiations, but no agreement has been signed as of the date of this financial statement.

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

                            PART II

                       OTHER INFORMATION

Item 1.  Legal Proceedings

     No material legal proceedings are pending of which the registrant is a party.

Item 2.  Change in Securities

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Financial Data Schedule.
     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     NET LNNX, INC.
     Registrant

     /s/ Ronald W. Hayes, Jr.
     Ronald W. Hayes, Jr.
     President.

     /s/ Ronald W. Hayes, Jr.
     Ronald W. Hayes, Jr.
     President.

     /s/William R. Colucci
     William R. Colucci,
     Vice President and
     Secretary

     Date: May 14, 1998