Form 10QSB
period 1998-06-30
NET LNNX INC
filed 1998-08-11
CIK 793375

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1998


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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On
August 10, 1998, there were outstanding approximately 2,434,927 shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);  Yes
__    No _X__

                           NET LNNX, INC.

                          Form 10-QSB Index
                           June 30, 1998

                                                              Page

Part I: Financial Information...............................   2

     Item 1. Financial Statements ..........................

     Balance Sheets Unaudited at June 30, 1998..............   3

     Unaudited Statements of Operations for the
     Period ended June 30, 1998.............................   4

     Unaudited Statements of Cash Flow for the
     Period Ended June 30, 1998.............................   5

     Notes to Unaudited Financial Statements ...............   6

     Item 2. Management's Discussion and Analysis or Plan
     of Operation ..........................................   7

Part II:   Other Information ...............................   7

     Item 1.    Legal Proceedings ..........................   7

     Item 2.    Changes in Securities ......................   7

     Item 3.    Defaults Upon Senior Securities ............   7

     Item 4.    Submission of Matters to a Vote of
                Security Holders ...........................   7

     Item 5.    Other Information ..........................   7

     Item 6.    Exhibits and Reports on Form 8-K ...........   8

Signatures .................................................   9

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

                        NET LNNX, INC.
                   CONDENSED BALANCE SHEET
                        June 30, 1998
                         (Unaudited)


ASSETS

Current assets:

    Cash                                          $     279
    Prepaid expenses                                  1,550


       Total current assets                           1,829


Property and equipment (net)                          6,725
Note receivable - related party                       4,648

                                                 $   13,202


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued expenses          $   47,850


Stockholders' equity:

  Common stock                                        1,000
  Additional paid-in capital                      1,697,936
  Retained deficit                               (1,733,584)


       Total stockholders' equity                (   34,648)

                                                $    13,202


See Accompanying Notes

                         NET LNNX, INC.
             CONDENSED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                        For the Three Months
                                            Ended June 30,
                                          1998         1997

Sales, net                              $      -      $      -

Cost of sales                                  -             -

Gross profit (loss)                            -             -

General and administrative expenses          54,208       61,072

Loss from operations                       ( 54,208)   (  61,072)

Other income (expense)
   Interest earned                             -           7,827
   Installment gain -
     sale of subsidiary                        -             402

      Total other income (expense)             -           8,229

Net loss from continuing operations            -       (  52,843)

Discontinued operations:
   Estimated loss from disposal of
     subsidiaries                              -       ( 118,002)

Net loss                                  (  54,208)   ( 170,845)

Retained earnings(deficit),
  beginning                              (1,679,376)   ( 462,479)

Retained earnings(deficit),
  end of period                         $(1,733,584)  $( 633,324)
Net loss per share - continuing
  operations                            $(     0.00)  $(    0.03)
Net loss per share - disposal
  of subsidiaries                       $(     0.00)  $(    0.09)
      Total                             $(     0.00)  $(    0.12)

Number of shares used in earnings
  per share computation                   2,203,199    2,044,555



See Accompanying Notes

                          NET LNNX, INC.
               CONDENSED STATEMENTS OF CASH FLOW
                           (Unaudited)





                                        For the Three Months
                                            Ended June 30,
                                          1998         1997

Cash flows from operating activities:
  Net income                            $(   54,208)  $( 170,845)
  Changes in assets and liabilities          43,593       64,065

    Net cash provided (used) for
      operations                            (10,615)   ( 106,780)

Investments activities:
  Receipts from installment
    sale note                                  -           4,173

  Cash used for investment
    activities                                 -           4,173

Financing activities:
  Proceeds from issuance of paid
    in capital                               10,000      100,000
  Loan payable shareholders                    -            -

    Net cash provided by financing
      activities                             10,000      100,000

Net increase (decrease) in cash            (    615)    (  2,607)

Cash, beginning of period                       894       73,409

Cash, end of period                       $     279    $  70,802

Supplemental disclosure:
  Cash paid for interest                  $    -       $    -

  Income taxes paid                       $    -       $    -



See Accompanying Notes

                        NET LNNX, INC.
                 NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Net Lnnx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Loss per Share - The Company has adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective October 1, 1997. FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. The company has potentially dilutive shares, however, because the Company has a loss, the shares are deemed anti-dilutive and only basic loss per share is presented. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Restatement of the prior period for this pronouncement had no effect on the loss per share amount.


2.  STOCK OPTION PLAN

A summary of the stock option activity for 1998 under the current plan is as follows:

                                                 Option Price Per Share
                                Stock                               Weighted
                                Option             Range            Average
Balance at January 1, 1998      400,000     $ 0.200  to  $ 0.875    $ 0.706
 Redeemed                      (175,000)    $ 0.200         -       $ 0.200

Balance at June 30, 1998        225,000     $ 0.200      $ 0.875    $ 0.706



3. CONTINUING OPERATIONS

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. The Company has no operations but continues to incur expenses. Its ability to continue is dependent on obtaining a merger partner. The Company has entered into negotiations to merge, but no agreement has been signed as of the date of this financial statement.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.

 (a) Plan of Operation

     The registrant is presently a holding company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. It presently receives no cash flow from any source. As of the date of this report, no definitive binding reorganization agreement has been entered into between the registrant and any other company, and no assurance can be made that any such agreement will be entered into in the near future.

     In the event a merger or acquisition does not occur, the registrant may not be in a position to meet its cash requirements for the remainder of its fiscal year unless the registrant receives an additional capital infusion. Although the Company is presently seeking a capital infusion, and has been some what successful in this endeavor, the registrant presently has no binding commitments to obtain a capital infusion in a sufficient amount to assist it in meeting it cash requirements for the remainder of its fiscal year. The registrant can make no assurances that such a sufficient capital infusion will occur, or that if such a capital infusion does occur, that it will not be on terms that could adversely affect the registrant or its shareholders.

                            PART II

                       OTHER INFORMATION

Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Change in Securities

      On June 4,1998, the registrant sold 30,479 shares of common stock at $0.328 per share pursuant to a private placement transaction. The exemptions the registrant relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to an individual who qualified as an accredited investor as that term is defined in Regulation D. The net proceeds to the registrant for the sale of said 30,479 shares was $10,000.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

      Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Financial Data Schedule.
      (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

Date: August 10, 1998