Form 10QSB
period 1998-09-30
NET LNNX INC
filed 1998-11-10
CIK 793375

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ---- to ----

                Commission File number 333-5862

                          Net Lnnx, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania                                     23-1726390
(State of other jurisdiction of                (IRS Employer
incorporation or organization)                Identification No.)

       324 Datura St., Suite. 200, West Palm Beach, FL 33401
              (Address of principal executive offices)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 6, 1998, there were outstanding approximately
2,634,102 shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                           NET LNNX, INC.

                          Form 10-QSB Index
                          September 30, 1998

                                                          Page


Part I: Financial Information

     Item 1. Financial Statements........................   3

     Balance Sheets Unaudited at September 30, 1998......   4

     Unaudited Statements of Operations for the
     Period ended September 30, 1998.....................   5

     Unaudited Statements of Cash Flow for the
     Period Ended September 30, 1998.....................   6

     Notes to Unaudited Financial Statements ............   7

     Item 2. Management's Discussion and Analysis
     or Plan of Operation ...............................   9

Part II:   Other Information

     Item 1.    Legal Proceedings .......................   10

     Item 2.    Changes in Securities ...................   10

     Item 3.    Defaults Upon Senior Securities..........   10

     Item 4.    Submission of Matters to a Vote of
                Security Holders ........................   10

     Item 5.    Other Information .......................   10

     Item 6.    Exhibits and Reports on Form 8-K ........   10

Signatures ..............................................   11

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

                               NET LNNX, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)



                                           June 30, December 31,
                                             1997        1998
                                          (Unaudited)     *
ASSETS

Current assets
  Cash                                    $   18,082    $     33,171
  Loan receivables - related parties           4,648          10,500
  Loan Receivable - Palm Capital                -             50,000
 Prepaid expenses                              1,550           1,550
 Total current assets                         24,280          95,221

  Property and equipment  -  net               5,580           7,405
                                          $   29,860    $    102,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                        $   3,300     $     24,731
  Accrued expenses                               53             -
 Total current liabilities                    3,353           24,731

Stockholders' equity
  Common stock                                1,000            1,000
 Additional paid-in capital               1,830,324        1,687,936
 Retained earnings (deficit)             (1,804,817)      (1,611,041)
                                             26,507           77,895
                                        $    29,860      $   102,626


*  Condensed from audited financial statements.

                       NET LNNX, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                           Nine month's ended            Three month's ended
                                              September 30                   September 30
                                            1998           1997          1998          1997
General and administrative expenses      $ 194,229      $ 135,749     $ 71,230       $ 58,733

Loss from operations                      (194,229)      (135,749)     (71,230)       (58,733)

Other income:
Installment sale income                          -          6,731            -          7,724
Interest income                                452         18,176            -          1,376
                                               452         24,907            -          9,100

Operating loss from continuing
  operations                              (193,777)      (110,842)     (71,230)       (49,633)

Discontinued operations
Loss from operations of
 discontinued operations                         -              -            -              -
Loss from disposal of
 discontinued operations                         -       (118,002)           -              -
                                                 -       (118,002)           -              -

Net loss                                  (193,777)      (228,844)     (71,230)       (49,633)

Weighted average number of
shares outstanding
Basic                                    2,337,876      2,073,574    2,606,929      2,058,209

Loss per common share:

Basic loss from continuing operations   $    (0.08)    $    (0.05)  $    (0.03)    $    (0.02)

Basic loss from discontinued operations $        -     $        -   $        -     $        -

Basic loss from disposal of
 discontinued operations                $        -     $    (0.06)  $        -     $        -

Net loss per share                      $    (0.08)    $    (0.11)  $    (0.03)    $    (0.02)


                         NET LNNX, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)


                                                Nine months ended
                                                   September 30
                                             1998               1997
Cash provided by (used for)
Operations:
  Net (loss)                             $ (193,777)         $ (228,844)
  Adjustments for noncash charges            64,213              (4,110)
  Changes in assets and liabilities          34,475              (5,731)
  Net cash (used for) operations            (95,089)           (238,685)

Investments:
  Receipts from installment note               -                 44,824
  Investment                                   -                (12,600)
  Net cash provided by investments             -                 32,224

Financing
Proceeds from issuance of
    additional paid-in capital               80,000             200,050
 Loan advance by shareholder                   -                  1,800
  Net cash provided by financing             80,000             201,850

  Net (decrease) in cash                    (15,089)             (4,611)

  Cash at beginning of period                33,171              25,044

  Cash at end of period                  $   18,082          $   20,433


Cash payments for:
  Interest                               $     -             $     -
   Income taxes                          $     -             $     -


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


2.  CONTINUING OPERATIONS

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. The Company has no operations but continues to incur expenses. Its ability to continue is dependent on obtaining a merger partner. The Company has entered into negotiations to merge, but no agreement has been signed as of the date of this financial statement. The Company has, however, sold additional capital stock.


4. STOCK OPTION PLAN

A summary of the stock option activity for 1998 under the current plan is as follows:

                                 Stock                                Weighted
                                 Option               Range           Average
Balance at January 1, 1998       400,000    $ 0.200    To   $ 0.875   $ 0.706
  Granted                              -       -               -         -
  Exercised                            -       -               -         -
  Redeemed                      (175,000)     0.200            -        0.200

Balance at September 30, 1998    225,000    $ 0.200         $ 0.875   $ 0.706



                       NET LNNX, INC.
           NOTES TO FINANCIAL STATEMENTS (continued)




4.  COMMON STOCK

The Company has issued approximately 244,000 shares of common stock pursuant to a private placement offering authorized June 11, 1998 increasing paid-in capital $80,000. In addition, he Company issued approximately 190,000 shares of common stock as compensation for certain services rendered. The total expense recorded was approximately $62,400 based upon the the market value at the date of issuance.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

      (a)  Plan of Operation

     The registrant is presently a holding company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. It receives no cash flow from any source.

     In August of 1998, a definitive binding reorganization agreement was entered into between the registrant and Southern Finance and Development Banking Corp., a privately held Florida corporation ("Southern"), which engages in commercial financing, real estate development, hotel franchising and management, car rental and tour business, to merge a newly formed wholly owned subsidiary of the registrant into Southern. The transaction is subject to various conditions, including a complete audit of Southern and its subsidiaries. As of the date of this report, Southern has failed to provide the registrant with the necessary documentation to effectuate this transaction, including an audit of Southern and its subsidiaries which is satisfactory to the Company.

     There can be no assurance that this transaction will be consummated. Although, as of the date hereof, management has not exercised its right to terminate the reorganization agreement, management considers this transaction unlikely to occur. In the event this transaction does not occur, no assurance can be made that another similar or other transaction will be entered into with another company in the near future.

     In the event a merger or acquisition does not occur, the registrant considers itself to be in a position to meet its cash
requirements for the remainder of its fiscal year.   During the
period covered by this report and the previous period, the Company was successful in seeking a capital infusion of approximately $80,000. The registrant may not be in a position to meet its cash requirements subsequent to the first quarter of 1999; however, unless the registrant receives an additional capital infusion. The registrant presently has no binding commitments to obtain any capital infusion. The registrant can make no assurances that a capital infusion will occur, or, that if a capital infusion does occur, that it will not be on terms that could adversely affect the registrant or its shareholders.

                            PART II

                       OTHER INFORMATION


Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Change in Securities

      During July and August of 1998, the registrant sold 213,521 shares of common stock at $0.328 per share pursuant to a private placement transaction. The exemptions the registrant relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to individuals and other persons who qualified as accredited investors as that term is defined in Regulation D. The net proceeds to the registrant for the sale of said 213,521 shares was $70,000. No commissions were paid to any person with respect to this sale of securities.

     Also during July of 1998, the registrant issued 21,000 shares of common stock at $0.34 per share in exchange for legal services valued at $7,140. The exemption the registrant relied upon was Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

      Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Financial Data Schedule.

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


     Date:  November 6, 1998