Form 10KSB
period 1998-12-31
NET LNNX INC
filed 1999-04-14
CIK 793375

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington D.C.  20549

                          FORM 10-KSB
                          (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998.

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to  ________________

                  Commission File Number  000-14614

                            NET LNNX, INC.
           (name of small business issuer in its charter)

      Pennsylvania                                      23-1726390
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                  Identification Number)

                       7700 N. W. 37TH AVENUE
                         MIAMI, FLORIDA 33147
        (Address of principal executive offices)(Zip Code)

                          (305) 691-2800
         (Issuer's telephone number, including area code)

         Securities registered pursuant to Section 12(b)
                        of the Exchange Act:

                               NONE
         Securities registered pursuant to Section 12(g)
                        of the Exchange Act:

                    COMMON STOCK, NO PAR VALUE
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX]
     No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

     Issuer's revenues for the fiscal year ended December 31, 1998:..$00.00.

     As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates was approximately $4,264,053
     (2,436,602 shares at $1.75, which is an average of the bid and ask price of such stock).

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999: 19,134,102 (one class). Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             TABLE OF CONTENTS

   ITEMS
                                                                      PAGE


PART I

  ITEM 1. DESCRIPTION OF BUSINESS                                       1

  ITEM 2. PROPERTIES                                                    5

  ITEM 3. LEGAL PROCEEDINGS                                             5

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           5

PART II                                                                 5

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
  MATTERS                                                               5

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
  OPERATION                                                             6

  ITEM 7.  FINANCIAL STATEMENTS                                         8

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE                                   9

PART III                                                                9

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT            9

  ITEM 10. EXECUTIVE COMPENSATION                                      11

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT                                                           13

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              14

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURES                                                             15

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) Business Development.

We were organized as Chester County Security Fund, Inc. under the laws of Pennsylvania on April 15, 1968. Corporate Investment Company purchased our outstanding shares and we became a subsidiary of Corporate Investment Company. In 1986 Corporate Investment Company distributed our outstanding stock to its shareholders. Prior to 1996, we were a holding company conducting virtually no business operation other than seeking merger partners.

In January 1996, we changed our name to Net Lnnx, Inc. and acquired a majority interest in Communications/USA, Inc. by exchanging our stock for their stock. In February 1996, we formed a wholly owned subsidiary, TrueNet Corporation. These transactions proved to have only limited benefit to us. As a result, we disposed of our interest in Communications/USA, Inc. and TrueNet Corporation in January of 1997. Other than maintaining our good standing status in the State of Pennsylvania, and seeking prospective businesses or assets to acquire, from the time of disposing of our interest in Communications/USA, Inc. and TrueNet Corporation, we have had no business operations.

As mentioned above, in January 1996, we entered into an agreement to exchange approximately 83.5% of our no par value common stock for approximately 60% of the common stock of Communications/USA, Inc. Communications/USA, Inc., through its wholly owned subsidiary CommTel/USA, Inc., owned and operated Voice-Tel franchises which did business on the West Coast of Florida from Tampa Bay to Naples, and the East Coast of Florida from Cocoa to Stuart. Voice-Tel is in the interactive voice messaging industry and sells its products to both local customers and national accounts. Voice-Tel is the largest interactive voice messaging company in the United States, operating a digital telecommunications network through independently owned franchises.

In January 31, 1997, our board of directors approved our sale to Palm Capital, Inc. of all of our shares of Communications/USA,
Inc.  In exchange for our Communications/USA, Inc. stock, we received:
   .     $25,000 in cash;

   .     a 7% promissory note in the amount of $475,000,

   .     all of the shares of our stock owned by Palm Capital; and

   . by the assumption by Palm Capital of all of the liabilities of Communications/USA.

We sold all of our rights to our common stock of Communications/USA stock to both Raul E. Balsera and Robert Feiman. Both Balsera and Feiman were officers and shareholders of Palm Capital, Inc. They also were affiliate shareholders of the Company prior to the sale. Balsera also served as chief financial officer of Communications/USA. Palm also agreed to assume the liabilities of Communications/USA. On May 23, 1997 our shareholders approved the purchase agreement at the annual meeting of shareholders.

Also, in January 1997, we agreed with The Banana Corporation,
Inc. to transfer to The Banana Corporation all of the stock of our wholly owned subsidiary, TrueNet Corporation. TrueNet Corporation had begun operating as an Internet service provider in West Palm Beach, Florida.

In exchange for the TrueNet Corporation stock, The Banana
Corporation transferred to us Ten Percent of its common stock. In April 1997, pursuant to a separate agreement, we

   . purchased Ten Percent of The Banana Corporation's newly formed operating subsidiary, Banana Online, Inc. for $14,500 and an additional 100,000 shares of Banana Online; and

   .     exchanged our Banana Corporation shares to Banana
         Corporation.

On June 5, 1997, we agreed to assign the Promissory Note from Palm Capital in exchange to Harbor Town Holding Group I, Inc. The transfer to us by Harbor Town I of Two Million Fifty Eight Thousand Two Hundred and Nine shares of Harbor Town I's capital stock. The Harbor Town I stock was subsequently distributed to our shareholders as a stock dividend.

On May 19, 1997, we agreed to assign our 200,000 shares of Banana Online to Harbor Town Holding Group II, Inc. to us by
Harbor Town II of Two Million Fifty Eight Thousand Two Hundred and Nine shares of Harbor Town II's capital stock.

On June 6, 1997, we agreed with Harbor Town I that Harbor
Town I would not enforce the assignment of the Palm Capital Note to Harbor Town I until we could maximize the value for the Palm
Capital Note.

On June 27, 1997, we filed suit against Palm, Comm/USA,
Feiman, Balsera and Gibbs and Runyan, P.A , a Florida professional corporation ("Gibbs"), in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in connection with the entire transaction in which we acquired the Palm Capital Note. On December 18, 1997 the lawsuit was settled and we accepted $100,000 in exchange for a release from liability of all defendants to the lawsuit. The final order was signed by the Court on January 5, 1998.

Although we originally had agreed to pay anything we received on the Palm Capital Note to Harbor Town I, on November 6, 1997, Harbor Town I canceled our assignment of the Palm Capital Note to it and we cancelled a $12,600 promissory note dated June 2, 1997 from Harbor Town I to us.

Other than maintaining our good standing status in the State of Pennsylvania, and seeking prospective businesses or assets to acquire. From December, 1997 to February, 1999, we have had no business operations.

On February 18, 1999, we entered into an Agreement and Plan of Merger with NetSub, Inc., a Florida corporation and our wholly-owned subsidiary, and PrintOnTheNet.Com, Inc., a Delaware corporation ("POTN"). The Agreement and Plan of Merger provided that Net Sub, Inc. would be merged with and into POTN in consideration for each share of POTN common stock being converted into 16,500 shares of our common stock and 1,000 shares of our preferred stock. Each share of our preferred stock is convertible into 7.207 shares of our common stock.

On March 11, 1999, we acquired all of the common stock of POTN (the "Acquisition"). The Acquisition was accomplished by merging POTN with and into NetSub, Inc. POTN then became our wholly-owned subsidiary. Shareholders of POTN received 16,500,000 shares of our common stock and 1,000,000 shares of our preferred stock convertible into an additional 7,207,000 shares of our common stock in exchange of their POTN stock. As a result, POTN shareholders now own approximately 90% of our common stock, assuming the shares of preferred stock are converted into shares of our common stock. This change in control was previously reported in the Company's Form 8-K filed on March 26, 1999.

We are authorized to issues 20,000,000 shares of common stock, almost all of which were issued in the Acquisition. There are not enough shares of common stock currently available to allow all the preferred stock issued in the Acquisition to be converted into common stock. We intend to increase the number of shares of common stock we are authorized to issue to the cover the conversion of preferred stock into shares of common stock.

POTN operates an Internet business that provides a fully interactive venue through which companies of all sizes will be able to design and order their printing materials via the World
Wide Web.

     (b)   Business of Issuer.

We are presently a holding company conducting virtually no business operations other than through POTN, our sole wholly-owned subsidiary corporation. As discussed above, POTN is a printing company marketing printing via the Internet. POTN will provide a fully interactive venue through which individual customers and companies of all sizes will be able to design and order their printed materials via the World Wide Web. The site allows the user to see an image of what they will be receiving before submitting an order. The system allows a wide choice of options including font, layout, paper, color and graphics. The choices extend to any type of printing including letterhead, forms, business cards, envelopes and invitations.

Exclusive Production and Sales Agreement

On February 17, 1999, POTN entered into an Exclusive
Production and Sales Agreement (the "Agreement") with National Lithographers and Publishers, Inc. and PrintAmerica Management Co., Inc. which provides that POTN shall, for a period of at least two (2) years, have the exclusive right to purchase at a preferred price from the PrintAmerica Companies all printed goods and items required in the course of POTN's business operations. Benjamin Rogatinsky and Samuel Rogatinsky, each shareholders of Net Lnnx, own the PrintAmerica Companies.

Marketing

POTN will use the PrintAmerica Companies' large printing sales force to negotiate web based secure accounts directly with existing and new large corporate clients. Clients will be able to set up accounts for free and pay only when orders are made. Business cards, forms and other documents will be laid-out in standard templates, and users can view and make real time changes to names, addresses and other adjustable items. This interactive web site will be one of the first in the printing industry to employ the "what you see is what you get" technology. Through its arrangement with the PrintAmerica Companies, POTN has an existing and active customer base to which it will market its services, while other printers on the web rely entirely on individuals and firms to locate them through search engines or advertising. Current customers of PrintAmerica include Alamo Rent-a-Car, Tasco Corporation, Radisson Hotel Corporation, The Wackenhut Corporation, Sunglass Hut Corporation, and Sunbelt Distributors, Inc., among others.

Distribution

POTN believes it has the ability to control scheduling of work and delivery as a result of its Agreement with the PrintAmerica Companies, and intends to ship all work product within 48 to 72 hours of an order being placed.

Services

POTN will provide an added service to its larger, corporate clients, by building and maintaining a searchable asset library of their digital files. Once published, a client's library would be available to authorized viewers for quick browsing and searching via thumbnail previews over any common web browser. After locating the image needed, the client can download a low or high-resolution version of the file. The centralized storage of files benefits clients by eliminating errors and standardizing publishing in organizations with multiple markets. It also represents a significant savings of time and money over the conventional methods of transporting images.

Competition

While there are large number of printing companies advertising on the web, POTN has identified only one other company of note that has established a web based printing service similar to theirs. Unlike its main competitor, which is a computer company marketing printing via the web, POTN is a printing company marketing printing via the Internet. As mentioned above, POTN expects to derive business through its relationship with the PrintAmerica Companies, rather than by way of search engines or advertising, the methods employed by its competitors. Because of the Agreement with PrintAmerica, POTN anticipates having an additional advantage over competitors by having the ability to completely oversee and control production and consistently maintain quality control.

ITEM 2.   PROPERTIES.

Our executive and business offices are located at 7700 N.W.
37th Avenue, Miami, Florida  33147.


ITEM 3.   LEGAL PROCEEDINGS.ITEM 3.LEGAL PROCEEDINGS

No material legal proceedings are pending of which we are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our securities holders during the fourth quarter of the fiscal year covered by this report.

                        PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS.ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     (a)   Market Information.

Our common stock has been traded on the over-the-counter market since May 1989. The following table sets forth the range of high and low closing sale prices for each quarterly period in the fiscal year ended December 31, 1998, and 1997 as reported by over-the-counter market quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

       1997              High          Low
1st Quarter              $1.875        $0.547
2nd Quarter              $1.00         $0.422
3rd Quarter              $1.00         $0.375
4th Quarter              $1.125        $0.25

       1998              High          Low

1st Quarter              $0.75         $0.25
2nd Quarter              $0.813        $0.25
3rd Quarter              $1.938        $0.375
4th Quarter              $0.656        $0.25



     (b)   Holders.

As of March 31, 1999, there were approximately 19,134,102 holders of record of the Company's common stock.

     (c)   Dividends.

We did not declare or pay any cash dividends on our common stock for the last two fiscal years. No restrictions limit our ability to pay dividends on our common stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded forward-looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, those shown at the end of this section under the caption "Certain Factors That May Affect Future Results."

     (a)  Plan of Operation.

We are presently a holding company conducting virtually no business operations other than through POTN, our recently acquired wholly-owned subsidiary corporation.

Building and Maintaining the Web Site

     We are currently building our web site. The POTN site will offer two features which it believes will distinguish it from other interactive sites on the web selling printing services. First, it will employ graphic on-the-fly technology, allowing purchasers to see an image of what they will be receiving before they submit the order. This interactive web site will be one of the first in the printing industry to employ the "what you see is what you get" technology. Secondly, POTN will use the PrintAmerica Companies' large printing sales force to negotiate and establish web based secure accounts directly with existing and new large corporate clients. Clients will be able to set up accounts for free and pay only when orders are made. Business cards, forms and other documents will be laid-out in standard templates, and users can view and make real time changes to names, addresses and other adjustable items. Each secure site will have a unique look and nomenclature. The secure sites will be developed to meet the particular nuances of each client's needs. While POTN will be purchasing its own dedicated servers, it will contract with an off-site location to house and maintain the server for a fee. The site will have a T1 connection, 24-hour support, and redundant backup systems. Programmers and graphic artists familiar with web site design will be hired in-house to establish and update the open and secure platforms as required.

Marketing

     We intend to utilize the sales force of the PrintAmerica Companies to market to large corporate clients and will also rely on search engines to attract business. POTN will use direct advertising to market the web site to individuals and small businesses.

Production

     We will be contracting all the printing work related to our business to the PrintAmerica Companies, through our exclusive
Agreement with the PrintAmerica Companies. This arrangement offers us the following advantages.

     . We will be able to leverage the PrintAmerica Companies' sales staff and customer base.

     . The PrintAmerica Companies have already made the capital investment for machinery and equipment and has the system in-place to produce our work product within 48 hours in most cases.

     . The PrintAmerica Companies currently operate three plants and currently have excess capacity. We will be provided a high priority given the volume of work anticipated. The PrintAmerica Companies can immediately accommodate our projected work flow and have the ability to add machinery and equipment as warranted.

     . Under the Exclusive Production and Sales Agreement and given the ownership structure of PrintAmerica Companies, control and quality of production will be assured to a greater degree than is the case with most third party arrangements.

     . We will be able to focus all of our attention on building and maintaining the interactive web site.

     . We will not carry inventory, a major impediment to realizing profit for many web based retailers today.

Distribution

All shipping will be handled by the PrintAmerica Companies.
Shipping will be completed from the PrintAmerica Companies' production facilities directly to consumers via U.S. Mail, and for additional charges via UPS and FedEx. International shipping will be done case-by-case.

Certain Factors That May Affect Future Results

 .     The printing industry is highly competitive.  Competition is largely based on price, quality, range of services offered, distribution capabilities, customer service, availability of printing time on appropriate equipment and state-of-the-art technology. Primarily due to excess capacity in the industry, we could potentially experience downward pricing pressure and increased competition which would drive down revenues by either forcing a cut in sales or in prices. There is always the risk of general market down turn which could impact revenues and growth.

 .     The price of paper, the primary raw material used in the
      industry, is volatile over time and may cause significant swings in net sales and cost of sales. The price of paper last spiked in early 1995. Since then price increases have been modest. By the end of 1999, with the combined paper needs of POTN and the PrintAmerica Companies, we intend to purchase directly from paper mills either in the U.S., Europe, or Asia. Given the volume of the paper purchases, we feel we will be able to obtain quality paper at competitive prices.

 .     All senior positions have yet to be filled.  As we grow, a broad range of skilled employees will be required. Our success depends upon our senior management, particularly Ben Rogatinsky, Chairman and Chief Executive Officer, Samuel Rogatinsky, President and Chief Operating Officer, and Paul Lambert, Chief Financial Officer. The loss of anyone of their services could have a material affect on POTN.

 .     POTN is a start-up company and has no significant operating history.  We have no significant operating history and have not
      generated any revenue to date.   Since our inception we have
      been engaged in developing our web site. There can be no assurance that we will be successful in completing and maintaining our web site and implementing our marketing strategy. Because we anticipate incurring significant costs in connection with the development and operation of our web site, there can be no assurance that we will achieve sufficient revenues to offset anticipated operating costs. Our viability, profitability and growth depend exclusively upon successful completion and marketing of our web site. There can be no assurance that we will be able to generate revenues or ever achieve profitable operations.

 .     We have no significant capital.  We have required significant capital to develop our business and to date our majority shareholders have funded all of our setup costs out-of-pocket. We will continue to require significant funds as we grow. We are currently not generating revenue from our operations. We have no current arrangements in place with respect to sources of additional financing. If we have to arrange for financing to further the development of our web site, there can be no assurances that such financing will be available on acceptable terms or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on us, including possibly requiring us to curtail or cease our operations.

 .     Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. We are in the process of completing a comprehensive review of our computer-based systems to determine if they will be affected by resulting Year 2000 related compliance issues, that is whether those systems have Year 2000 related "computer bugs." So far this review has revealed no material Year 2000 related compliance issues. Because most of our systems are relatively new, we do not expect to incur Year 2000 compliance related costs that would be material to us. We are asking for confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant. However, there is no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on us. We believe we are devoting the necessary resources to timely address all Year
      2000 compliance issues over which we have control.

 .     Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. We are one of the first web based printing companies marketing printing material via the Internet. It is difficult to predict the size of this market or its future growth, if any. The success of our business will depend upon the adoption of the Internet as a medium for commerce by a broad base of consumers and businesses. There can be no assurance that widespread acceptance of Internet commerce in general, or of our Internet printing services in particular, will occur. We will rely on consumers and businesses who have historically used traditional means of commerce to order and purchase printed materials. In order for us to be successful, these consumers and business must accept and utilize this novel way of conducting business and exchanging information. Issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service may affect the growth of Internet use or the attractiveness of conducting commerce online. There can be no assurance that there will be broad acceptance of the Internet as an effective medium for commerce by consumers and businesses or that the market for our Internet printing business will develop successfully or achieve widespread acceptance. If our Internet printing services do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.


ITEM 7.  FINANCIAL STATEMENTS.

Information with respect to this item is set forth in the "Index" to Financial Statements on Pages F-1 through F-11.

                        NET LNNX, INC.
                 INDEX TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                       TABLE OF CONTENTS




                                                                     Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-1

FINANCIAL STATEMENTS

     Balance Sheets                                                   F-2

     Statements of Operations                                         F-3

     Statements of Shareholders' Equity                               F-4

Statements of Cash Flows                                              F-5

Notes to Financial Statements                                         F-6

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Net Lnnx, Inc.
West Palm Beach, Florida


We have audited the accompanying balance sheets of Net Lnnx, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Lnnx, Inc. as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




March 6, 1999
Ft Lauderdale, Florida

                        NET LNNX, INC.

                        BALANCE SHEETS
                  DECEMBER 31, 1998 AND 1997



                                                         1998          1997

ASSETS

Current assets:

    Cash and cash equivalents                         $   1,446     $  33,171

    Loans receivable - related parties                    5,000        10,500

    Loan receivable - Palm Capital                         -           50,000

    Prepaid expenses                                      1,550         1,550
                                                      ---------     ---------

       Total current assets                               7,996        95,221

    Property and equipment  -  net                        4,972         7,405
                                                      ---------     ---------

                                                      $  12,968     $ 102,626
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                  $   8,000     $  24,731

    Accrued expenses                                        100          -
                                                      ---------     ---------
       Total current liabilities                          8,100        24,731
                                                      ---------     ---------
Stockholders' equity:

Preferred stock  -  no par value,
  5,000,000 shares authorized,
  no shares issued or outstanding                          -             -

Common stock - no par value,
  20,000,000 authorized,
  2,634,102 and 2,200,000 issued
  and outstanding at December 31, 1998
  and 1997, respectively                                 1,000          1,000

Additional paid-in capital                           1,830,324      1,687,936
                                                     ---------      ---------

Retained deficit                                    (1,826,456)    (1,611,041)

                                                         4,868         77,895
                                                   -----------    -----------
                                                   $    12,968    $   102,626
                                                   ===========    ===========

                         NET LNNX, INC.

                    STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997

                                                     1998           1997

Operating revenues                                 $    -          $     -
                                                  -----------      -----------

Operating expenses                                    216,219         735,077
                                                  -----------      -----------
                                                     (216,219)       (735,077)
                                                  ===========      ===========
Other income:
    Installment sale income                             -               8,388
    Interest income                                       804          27,985
                                                  -----------      -----------
                                                          804          36,373
                                                  ===========      ===========
Operating loss from continuing operations            (215,415)       (698,704)
                                                  -----------      -----------
Discontinued operations:
    Loss from operations of discontinued
    operations                                           -               (665)

    Loss from disposal of discontinued
    operations                                            -          (457,559)
                                                  -----------      -----------
                                                          -          (458,224)
                                                  -----------      -----------
Net loss                                          $  (215,415)     $(1,156,928)
                                                  ===========      ===========
Loss per common share:

     Loss from continuing operations              $     (0.09)     $     (0.33)
                                                  ===========      ===========
     Loss from operations discontinued
     operations                                   $     -          $    -
                                                  ===========      ===========
     Loss from disposal of discontinued
     operations                                   $     -          $     (0.22)
                                                  ===========      ===========

     Net loss per share                           $     (0.09)     $     (0.55)

Number of shares used in earnings
  per common share computation                      2,410,826        2,108,945


                         NET LNNX, INC.
             STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997



                                                               Additional
                                        Common Stock            paid-in      Retained
                                      Shares       Amount       capital       deficit        Total
Balances at January 1, 1997          1,472,626    $   1,000   $  896,285  $   (454,113)   $  443,172

     Common stock issued for cash      500,000         -         200,000          -          200,000

     Common stock exchanged for
     professional fees                 227,374         -         591,651          -          591,651
                                     ---------    ---------   ----------    ----------    ----------
     Net loss                             -            -            -       (1,156,928)   (1,156,928)

Balances at December 31, 1997        2,200,000        1,000    1,687,936    (1,611,041)       77,895

     Common stock issued
     for cash                          243,893         -          80,000          -           80,000

     Common stock exchanged for
     professional fees                 190,209         -          62,388          -           62,388

     Net loss                             -            -            -        (215,415)      (215,415)
                                   -----------    ---------  -----------  -----------     ----------
Balances at December 31, 1998      $ 2,634,102    $   1,000  $ 1,830,324  $(1,826,456)    $    4,868
                                   ===========    =========  ===========  ===========     ==========


                        NET LNNX, INC.

                   STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997


                                                       1998          1997


Cash flows from operating activities:

     Net loss                                       $  (215,415)  $(1,156,928)

Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:

     Depreciation                                        2,433         3,376

     Professional fees exchanged for
     common stock                                       62,388       591,651

     Net assets of discontinued operations                -          450,400

Change in operating assets and liabilities:

     Loan receivables - related parties                  5,500       (10,500)

     Loan receivable                                    50,000       (50,000)

     Prepaid expenses                                     -           (1,550)

     Accounts payable                                  (16,731       (18,866)

     Accrued expenses                                      100         2,187
                                                     ---------     ---------
        Net cash used by operating activities         (111,725)     (190,230)
                                                     ---------     ---------

Cash flows from investing activities:

     Acquisition of equipment                             -           (1,643)
                                                     ---------     ---------
Cash flows from financing activities:

     Proceeds from issuance of common stock             80,000       200,000
                                                     ---------     ---------

     Net increase (decrease) in cash                   (31,725)        8,127

     Cash and cash equivalents at
     beginning of year                                  33,171        25,044
                                                     ---------     ---------
     Cash and cash equivalents at
     end of year                                     $   1,446     $  33,171
                                                     =========     =========

     Supplemental cash flow information:             $   1,446     $  33,171
                                                     =========     =========

     None



                       NET LNNX, INC.
                NOTES TO FINANCIAL STATEMENTS
         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and purpose - Net Lnnx, Inc. (the "Company") was organized as Chester County Security Fund, Inc. ("Chester") December 31, 1988 under the laws of Pennsylvania as a wholly owned subsidiary of Corporate Investment Company ("CIC"). On May 5, 1989, CIC distributed the outstanding stock of Chester to its shareholders as a stock for stock dividend. Chester was a holding company conducting virtually no operations other than its efforts to seek merger partners.

In January, 1996, the Company in a stock for stock exchange, acquired a majority interest in Communications/USA, Inc. The Company also formed a wholly owned subsidiary, TrueNet, Inc. After the Company acquired and formed its subsidiaries, it changed its name to Net Lnnx, Inc. and had a 1 for 20 reverse stock split.

Cash and cash equivalents - Cash and cash equivalents represent actual balances in banks or invested in liquid short-term investments with maturities of three months or less when purchased. All of the balances are owned by the Company and are not encumbered in any manner.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Management believes that the estimates utilized in preparing its financial statements are reasonable. Actual results could differ from those estimates.

Property and equipment - Property and equipment are recorded at cost. The equipment is depreciated over its estimated useful life using the straight-line method. Repairs and maintenance are expensed.

Fair value of financial instruments - The fair value of the Company's financial instruments such as loans receivable and accounts payable approximate their carrying value.

Compensated absences - Compensated absences have not been accrued, as they are considered immaterial.

Stock-based compensation - The Company accounts for stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation cost has been recognized for its stock options.
The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard, No. 123, "Accounting for Stock-Based Compensation" (FASB 123").

Income taxes - The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss per share - Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), requires presentation of earnings or loss per share on basic and diluted earnings per share. The Company has potentially dilutive shares; however, because the Company has a loss, the shares are deemed anti-dilutive and only basic loss per share is presented. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period.


2.   SUBSEQUENT EVENT - CHANGE IN CONTROL

On February 19, 1999, the Company entered into a definitive agreement to acquire all of the stock of PrintOnTheNet.com, Inc. ("Print"). The acquisition agreement provides for Print shareholders to receive 16,500,000 shares of the common stock of the Company and preferred stock convertible into an additional 7,207,000 shares of common stock. On a fully diluted basis, the new shareholders will directly control approximately 90% of the common stock. The transaction is subject to customary conditions, and, assuming they are all satisfied, is expected to close in March, 1999.


3.   UNCERTAINTY - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $215,415 in 1998 and $1,156,928 in 1997.
As of December 31, 1998, the Company's current liabilities exceeded its current assets by $104. The Company has no operations but continues to incur expenses. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon completion of a proposed acquisition and the Company's ability to raise capital and to generate positive cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.    PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:


                                  1998             1997

     Computer equipment         $   7,441       $   7,441
     Furniture                      5,000           5,000
                                ---------       ---------
                                   12,441          12,441

     Less accumulated
       depreciation                 7,469           5,036
                                ---------       ---------
                                $   4,972       $   7,405
                                =========       =========


Depreciation expense for the 1998 and 1997 was $2,433 and $3,376, respectively.


5.   CHANGES IN STOCKHOLDERS' EQUITY

In 1998 and 1997, the Company exchanged stock for various professional fees and services. The value of the securities was set by the value that its common stock was trading at the time of the exchange.


6.   STOCK OPTION PLAN

On January 20, 1997, the Company adopted a restricted stock plan, known as the 1997 Restricted Stock Plan (the "Plan"). Officers and directors and related corporations of the Company may be granted nonqualified options to purchase up to 500,000 shares of the common stock of the Company. The Plan terminates January 20, 2006 unless extended by the Company. The exercise price of the nonqualified options granted under the Plan shall in no event be less than the lesser of (1) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of such grant, or (2) 50 percent of the fair market value per share of common stock on the date of such grant.

In accordance with APB 25 and related interpretations, no compensation expense has been recognized for its stock based compensation. Possible compensation cost for the Company's stock options have been determined based upon the fair value at the grant date consistent with the Black-Scholes methodology prescribed under FASB 123. The Company did not recognize compensation expense because the market price of the shares had decreased to the point the shares did not generate expense under the Black-Scholes formula.

The fair value of these options was estimated at the date of grant with a Black-Scholes option pricing model using a dividend yield of 0%, estimated volatility of 0%, a risk-free interest rate of 6.42%, and an expected life of ten (10) years.

In January of 1998, the Company redeemed 175,000 stock options, which had been granted but not exercised. The redeemed price was $ .20 for a total of $35,000 which was recorded as compensation in 1998.

Stock option activity for the Plan since inception was as follows:


                              Number of           Option Price
                              Shares      Per Share   Range        Total

Outstanding options on
  January 1, 1997                  -      $    -      $   -      $    -
    Granted                  400,000          .6875      .875      331.250

Outstanding options on
  December 31, 1997          400,000          .6875      .875      331,250
    Expired/redeemed         325,000          .2000      .875      314,062

Outstanding options on
  December 31, 1998           75,000      $   .6875   $ .6875     $ 17,188




7.   DISPOSITION OF OPERATIONS

Communications/USA, Inc.   -   On January 31, 1997, the
shareholders of the Company approved a purchase agreement dated
January 17, 1997 with Palm Capital, Inc. ("Palm") to sell to
Palm all of the Company's investment in Communications/USA, Inc.
("CUSA")  (the "Transaction").

As consideration for the CUSA sale, Palm agreed to deliver to the Company all of the Company's stock, options, and other rights to the Company's common stock held by Palm and its shareholders, plus the sum of $500,000, secured by 1,250,000 shares of CUSA's common stock. The $500,000 was payable in cash of $25,000 and a promissory note of $475,000 with interest at 7%. Palm also agreed to the assumption of CUSA's liabilities.

A disagreement over the subsequent sale of CUSA's stock, which was security for the Transaction, developed and litigation followed. On January 26, 1998, the litigation was settled with the Company being paid $190,000 on the note of which $50,000 was received in 1998. The Company determined that further litigation would be too costly to pursue. In 1997, the Company charged to loss from disposal of discontinued operations $408,959.

8.   DISPOSITION OF OPERATIONS

TrueNet, Inc. - On January 31, 1997, the Company entered into a sale and purchase agreement with Banana Corporation, Inc. ("BCI") to transfer to BCI 100% of the common stock and assets of the Company's wholly owned subsidiary, TrueNet. As consideration, BCI transferred to the Company 10% (100,000 shares) of BCI's common stock. In May 1997, BCI declared bankruptcy. In 1997, the Company charged to loss from disposal of discontinued operations $48,600.

Potential tax benefits from the loss on disposition have not been recognized since the ultimate realization of the tax benefits is dependent upon the Company generating future capital gains.


9.   INCOME TAXES

The Company has had no taxable income for the years ended December 31, 1998 and 1997, and as a result, has recorded no tax expense. The Company recorded deferred tax assets resulting from net operating losses of $822,158 and $606,743 less a valuation allowance of $822,158 and $606,743 for 1998 and 1997, respectively. The losses generated before 1997 in the amount of $899,761 can be carried forward in varying amounts for 15 years to the year 2012. The loss for 1998, $215,415, can be carried forward 20 years to the year 2018


10.   YEAR 2000 COMPUTER CONSIDERATIONS (UNAUDITED)

The Company has completed an inventory of computer systems and other electronic equipment that may be affected by the year 2000 issue and that are necessary to conduct Company operations. The
Company believes it is compliant with the year 2000.

Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be year 2000 compliant.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Sweeney Gates & Company were dismissed as the Company's independent certified public accountants effective March 25, 1999. There were no disagreements between the Company and Sweeney Gates & Company on any matter of accounting principals or practices, financial statement disclosure, or auditing scope of procedure in connection with the audits of the fiscal years ended December 31, 1996 and 1997, and all subsequent interim periods. Berkowitz Dick Pollack & Brant, LLP was engaged on March 25, 1999 as the Company's independent certified public accountants. This change in accountants was previously reported in the Company's Form 8-K filed with the Securities and Exchange Commission (the "Commission") on March 26, 1999.

                       PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

     (a)  Identity of directors and executive officers.


Name                         Age              Position                  Director Since

Benjamin Rogatinsky          31         Chief Executive Officer/           March 1999
                                        Chairman of the Board of
                                        Directors

Samuel Rogatinsky            29         President/Chief Operating          March 1999
                                        Officer/Director

Paul Lambert                 31         Chief Financial Officer/           March 1999
                                        Director

William R. Colucci           59         Director                           September 1997



     (b)  Business experience of directors and executive officers.

Benjamin Rogatinsky has served as the Chief Executive Officer and Chairman of the Board of Directors of the Company since March 1999 and is currently the Chief Executive Officer and Chairman of POTN. From 1996 to date, Mr. Rogatinsky has served as the President of National Lithographers and Publishers, Inc., a commercial printing company. From 1997 to date, Mr. Rogatinsky has also been employed as the President of PrintAmerica Management Company, Inc. Benjamin Rogatinsky is the brother of Samuel Rogatinsky, described below. Mr. Rogatinsky practiced certified public accounting from 1993 to 1996.

Samuel Rogatinsky has served as the President, Chief
Operating Officer and a Director of the Company since March 1999 and is currently the President and Chief Operating Officer of POTN. From 1996 to date, Mr. Rogatinsky has served as the Vice President of National Lithographers and Publishers, Inc., a commercial printing company. Form 1997 to date, Mr. Rogatinsky has also been employed as the Vice President of PrintAmerica Management Company, Inc. Samuel Rogatinsky is the brother of Benjamin Rogatinsky, described above. Mr. Rogatinsky was an attorney at law in private practice from 1994 to 1996.

Mr. Lambert has served as the Chief Financial Officer and a Director of the Company since March 1999 and is currently the Chief Financial Officer of POTN. For the past five years, Mr. Lambert has also served as the President of Lambert Advisors, a management consulting company.

Mr. Colucci has served as a Director of the Company since September, 1997. Mr. Colucci is also presently a consultant with a privately held management firm known as Harbor Town Management Group, Inc., a Florida corporation, which provides investment banking and business consulting services. From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance officer for Physicians Laser Services, Inc., a publicly traded Delaware corporation. From April 1991 to May 1996, Mr. Colucci served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons who own more than 10% of the Common Stock of the Company ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of (i) copies of section 16(a) filings received by the Company during or with respect to the 1998 fiscal year and (ii) certain written representations of its officers and directors with respect to the filing of annual reports of changes in beneficial ownership, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act during the 1998 fiscal year has been filed in a timely manner, except as follows:

Ronald W. Hayes, Jr., an officer, director and beneficial owner of more than 10% of the Company's common stock, failed to timely file a required Form 4 for July 1998 with respect to one transaction; and William R. Colucci, an officer and director, failed to timely file a required Form 4 for July 1998 with respect to one transaction. To the best knowledge of the Company, Robert & Cyndee Hackney, JTWROS, beneficial owners of more than 10% of the Company's common stock during 1998, were delinquent with their Exchange Act Section 16(a) reporting requirements during the most recent fiscal year.

ITEM 10.   EXECUTIVE COMPENSATIONITEM 10.EXECUTIVE COMPENSATION .

Other than set forth below, no compensation has been paid or accrued for the benefit of any executive officer or directors of the Compnay during the fiscal year ended December 31, 1998.


                    Annual Compensation                                          Long Term Compensation
                                                                                    Awards    Payouts

       (a)                 (b)         (c)        (d)        (e)         (f)            (g)         (h)
                                                            Other                   Securities                 All
                                                            Annual    Restricted    Underlying                 Other
     Name &                                                 Compen-     Stock       Options/      LTIP         Compen-
    Position              Year      Salary ($)   Bonus($)   sation     Award(s)     SARs(#)       Payouts($)   sation($)


Ronald W. Hayes, Jr.      1998      10,200(1)      -0-        -0-        -0-          -0-           -0-        20,000(2)
Director, Chairman
of the Board and
President

William R. Colucci        1998     $33,391(3)      -0-        -0-        -0-          -0-           -0-         5,000(4)
Director



Notes to table:

(1) In July 1998, Ronald W. Hayes, Jr. was granted 30,000 shares of common stock of the Company as compensation for serving as the Company's chairman of the board of directors and president. The per share closing market price of the Company's common stock on July 14, 1998, the date of the grant, was $.034.
(2) As part of his compensation for serving as a director of the Company during 1997, Ronald W. Hayes, Jr. was awarded options to purchase 100,000 shares of the Company's common stock at a price of $0.875 per share exercisable, in whole or in part, at any time on or before January 31, 1999. On January 1, 1998, in connection with the terms of a contemplated merger which never occurred, the Company redeemed all such 100,000 options at a per option price of $0.20 or $20,000 in the aggregate, and such options were canceled. The per share closing market price of the Company's common stock on December 31, 1997 was $0.25.
(3) In July 1998, William R. Colucci was granted 98,209 shares of common stock of the Company (an aggregate value of $33,391) as compensation for serving as a director and officer of the Company. The per share closing market price of the Company's common stock on July 14, 1998, the date of the grant, was $0.34.
(4) As part of his compensation for serving as a director of the Company during 1997, William R. Colucci was awarded options to purchase 100,000 shares of the Company's common stock at a price of $0.687 per share. On January 1, 1998, in connection with the terms of a contemplated merger which never occurred, the Company redeemed 25,000 options at a per option price of $0.20 or $5,000 in the aggregate, and such redeemed options were canceled. The per share closing market price of the Company's common stock on December 31, 1997 was $0.25.




The Company has no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers and directors.

Each person who serves as a director of the Company is compensated up to $500 for travel expenses in the event a director is traveling outside South Florida and is required to return to South Florida to attend an emergency director's meeting.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.

The following tables set forth the number of shares, based on information obtained from the persons named below, of the Common
Stock and the Preferred Stock of the Company beneficially owned as of March 11, 1999 by (i) owners of more than 5% of the Company's
Common Stock and (ii) all officers and directors of the Company individually and as a Group.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of      Amount and Nature          Percent of     Amount and Nature      Percent of Class
Beneficial Owner(1)      of Beneficial Owner (2)    Class(3)       of Beneficial          Assuming Conversion
                                                                   Ownership Assuming     of Preferred Stock
                                                                   Conversion of          into Common Stock
                                                                   Preferred Stock into
                                                                   Common Stock (4)

Benjamin Rogatinsky            7,837,500             40.96%            11,260,825             42.75%

Samuel Rogatinsky              7,837,500             40.96%            11,260,825             42.75%

Paul Lambert                     825,000              4.31%             1,185,350              4.50%

William R. Colucci(5)            197,500              1.20%               197,500                 *%

All officers
and directors
as a group (4
persons)(5)                   16,697,500            87.27%             23,902,000             90.75%



* Less than 1%

(1) The address of each of the persons listed above is care of the Company.
(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them.
(3) Based upon 19,134,102 shares of Common Stock outstanding as of the consummation of the Acquisition of POTN.
(4) The 1,000,000 shares of Preferred Stock issued in the Acquisition are convertible into 7,207,000 shares of Common Stock. However, there are only 20,000,000 shares of the Company's Common Stock currently authorized. Almost all of the shares of Common Stock have been issued in the Acquisition. There are not enough shares of Common Stock authorized to allow all the Preferred Stock to be converted into common stock. The Company intends to increase the number of shares of Common Stock it is authorized to issue to the cover the conversion of Preferred Stock into shares of Common Stock.
(5) Includes the right to purchase up to 75,000 shares of the Company's Common Stock at any date prior to November 25, 1999.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except for the issuance of the Company's shares of Common and Preferred Stock in the Acquisition of POTN, since 1997, no director or executive officer of the Company, any nominee to election as a director, or any person known to the Company to own of record or beneficially more than 5% of the Company's Common Stock or any member of the immediate family of any of the foregoing persons had, or will have, any direct or material interest in any transaction or series of similar transactions to which the Company or any of its subsidiaries, was or is to be a party, in which the amount involved exceeds $60,000.

Pursuant to the provisions of the Agreement and Plan of Merger, Net Sub was merged with and into POTN, whereby each outstanding share of POTN common stock was converted into 16,500 shares of the Company's common stock and 1,000 shares of the Company's preferred stock, each one of which is convertible into
7.207 shares of the Company's Common Stock, and each outstanding share of Net Sub common stock was converted into 1 share of POTN Common Stock. POTN survived the merger and become a wholly-owned subsidiary of the Company, and Net Sub "disappeared" with and into POTN and no longer exist.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

Exhibit          Description

 2.1(a)*         Form of Agreement and Plan of Merger by and among
                 Net Lnnx, Inc., Net Sub, Inc. and
                 PrintOnTheNet.Com, Inc. (See Exhibit 10.1 to Form
                 8-K filed with the Commission on March 26, 1999).
 2.1(b)*         Form of Plan of Merger between PrintOnTheNet.Com,
                 Inc. and Net Sub, Inc. (See Exhibit 10.2 to Form
                 8-K filed with the Commission on March 26, 1999).
 3.1(a)*         Articles of Incorporation (See Exhibit (3)(A) to
                 Form 10-K previously filed with the Commission
                 for fiscal year ended December 31, 1983).
 3.1(b)          Amendment No. 1 to Articles of Incorporation.
 3.1(c)          Amendment No. 2 to Articles of Incorporation.
 3.1(d)*         Amendment No. 3 to Articles of Incorporation (See
                 Exhibit (3)(i)(2) to Form 10-KSB filed with the Commission on April 3, 1998).
 3.1(e)*         Amendment No. 4 to Articles of Incorporation (See
                 Exhibit (3)(i)(3) to Form 10-KSB filed with the Commission on April 3, 1998).
 3.2(a)*         Bylaws (See Exhibit (3)(B) to Form 10-K
                 previously filed with the Commission for fiscal year ended December 31, 1983)
 3.2(b)*         Amendment No. 1 to Bylaws (See Exhibit (3)(ii)(2)
                 to Form 10-KSB filed with the Commission on April
                 3, 1998).
 3.2(c)*         Amendment No. 2 to Bylaws (See Exhibit (3)(ii)(3)
                 to Form 10-KSB filed with the Commission on April
                 3, 1998).
 9.1*            Voting Trust Agreement between Robert C. Hackney
                 and R.H. Financial Services, Inc.  dated December
                 31, 1996 (See Exhibit (9) to Form 10-KSB filed with the Commission on April 15, 1997).
10.1*            Stock Purchase Agreement between the Company and
                 R.H. Financial Services, Inc. dated December 31,
                 1996 (See Exhibit 1 to Form 8-K filed with the
                 Commission on January 10, 1997).

10.2* Sale and Purchase Agreement Between the Company and The Banana Corporation, Inc. dated January 31, 1997 (See Exhibit 1 to Form 8-K filed with the Commission on February 14, 1997).
10.3* Purchase Agreement Between the Company and Palm Capital, Inc. dated January 17, 1997 (See Exhibit 2 to Form 8-K filed with the Commission on February 14, 1997).
10.4* Addendum To Stock Purchase Agreement between the Company and R.H. Financial Services, Inc. dated March 10, 1997 (See Exhibit 1 to Form 8-K/A filed with the Commission on March 24, 1997).
10.5* Cancellation of Instrument (See Exhibit 2 to Form 8-K/A filed with the Commission on March 24,
                 1997).
10.6*            1997 Restricted Stock Plan (See Exhibit
                 (10)(ii)(1)to Form 10-KSB filed with the Commission on April 3, 1998).
10.7* William R. Colucci Stock Option Agreement dated November 25, 1997 (See Exhibit (10)(ii)(2) to Form 10-KSB filed with the Commission on April 4,
                 1998).
10.8* Frederick A. Hall Stock Option Agreement dated January 31, 1997 (See Exhibit (10)(iii)(3) Form 10-KSB filed with the Commission on April 4,
                 1998).
10.9* Ronald W. Hayes, Jr. Stock Option Agreement dated January 31, 1997 (See Exhibit (10)(iv)(4) to Form 10-KSB filed with the Commission on April 4,
                 1998).
10.10* Ronald P. Perella Stock Option Agreement dated January 31, 1997 (See Exhibit (10)(v)(5) to Form 10-KSB filed with the Commission on April 4,
                 1998).
10.11* Exclusive Production and Sales Agreement by and among PrintOnTheNet.Com, Inc., National Lithographers and Publishers, Inc. and PrintAmerica Management Company, Inc. dated February 17, 1999 (See Exhibit 10.3 to Form 8-K filed with the Commission on March 26, 1999).
11.1             Statement re:  Computation of Per Share Earnings.
16.1*            Letter on change in Certifying Accountant (See
                 Exhibit 16.1 to Form 8-K filed with the
                 Commission on March 26, 1999).
21.1             List of Subsidiaries.
23.1             Consent of Sweeney Gates & Company.
27.1             Financial Data Schedule.

* The Exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

(b)     Reports on Form 8-K.

Form 8-K filed on March 26, 1999 reported the following items:
(1) the Change in Control of the Registrant; (2) the Acquisition of POTN; and (3) the change of the Company's
Certifying Accountant.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NET LNNX, INC. (Registrant)


                                                 By:/s/ Benjamin Rogatinsky

                                                    Benjamin Rogatinsky,
                                                    Chairman and Chief
                                                    Executive Officer

Date:  April 14, 1999

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                           DATE

/s/ William R. Colucci     Director                        April 14, 1999
William R. Colucci

/s/ Benjamin Rogatinsky    Chief Executive Officer         April 14, 1999
Benjamin Rogatinsky        Chairman of the Board of
                           Directors

/s/ Samuel Rogatinsky      Chief Operating Officer,        April 14, 1999
Samuel Rogatinsky          President, Director


/s/ Paul Lambert           Chief Financial Officer,        April 14, 1999
Paul Lambert               Director