Form 10QSB
period 1999-03-31
NET LNNX INC
filed 1999-05-17
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from  __________  to  ___________.


                    Commission file number 000-14614


                             NET LNNX, INC.
   (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                 23-1726390
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


           7700 N.W. 37th Avenue, Miami, Florida              33147
          (Address of principal executive offices)          (Zip Code)


                             (305) 691-2800
              (Issuer's telephone number, including area code)


      324 Datura Street, Suite 200, West Palm Beach, Florida 33401
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the (issuer) (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]     No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,134,102 as of April 30, 1999.

Transitional Small Business Disclosure Format
(Check one):
Yes [ ]     No [X]

                         NET LNNX, INC.

                      INDEX TO FORM 10-QSB


Part I - Financial Information

  Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet
     of March 31, 1999........................................... 3

     Condensed Consolidated Statement of Operations
     for the period from January 27, 1999 to March 31, 1999...... 4

     Condensed Consolidated Statement of Cash Flows for the
     period from January 27, 1999 to March 31, 1999.............. 5

     Notes to Condensed Consolidated Financial Statements........ 6&7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................... 8-10

Part II-Other Information

  Item 1.  Legal Proceedings..................................... 11

  Item 2.  Changes in Securities................................. 11

  Item 3.  Defaults Upon Senior Securities....................... 11

  Item 4.  Submission of Matters to a Vote of
           Security Holders...................................... 11

  Item 5.  Other Information..................................... 11

  Item 6.  Exhibits and Reports on Form 8-K...................... 11

Signatures....................................................... 12

    ITEM 1.     FINANCIAL STATEMENTS

                 NET LNNX, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

              CONDENSED CONSOLIDATED BALANCE SHEET

                         March 31, 1999
                          (Unaudited)


ASSETS

CURRENT ASSETS
     Cash                                                      $    1,231

PROPERTY AND EQUIPMENT                                              6,595

DEPOSITS                                                           10,000
                                                               ----------
         TOTAL ASSETS                                          $   17,826
                                                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                          $   12,716

COMMITMENT

SHAREHOLDERS' EQUITY
     Preferred stock, no par value
       (stated value $.001 per share)
       5,000,000 shares authorized;
       1,000,000 shares issued and outstanding                      1,000
     Common stock, no par value; 20,000,000
       shares authorized, 19; 134,102 issued
       and outstanding                                             15,771
     Deficit accumulated during the development
       stage                                                      (11,661)
                                                               ----------
         TOTAL SHAREHOLDERS' EQUITY                                 5,110
                                                               ----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                  $   17,826
                                                               ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 NET LNNX, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

 For the period from January 27, 1999 (inception) to March 31, 1999
                          (Unaudited)


Operating expenses:
  Advertising and promotion                                    $    6,067
  Professional fees                                                 2,451
  Other operating expenses                                          3,143
                                                               ----------
  TOTAL OPERATING EXPENSE AND NET LOSS                         $   11,661
                                                               ==========
Net loss per share:
       Basic                                                         (.00)
                                                               ==========
  Weighted average shares outstanding                          19,134,102
                                                               ==========





















The accompanying notes are an integral part of these condensed consolidated financial statements.

                 NET LNNX, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 For the Period from January 27, 1999 (inception) to March 31, 1999
                          (Unaudited)


Cash flows from operating activities:
     Net loss                                                 $   (11,661)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Depreciation                                                 219
         Increase in accounts payable                              12,716
                                                              -----------
                NET CASH PROVIDED BY
                OPERATING ACTIVITIES                                1,274
                                                              -----------
Cash flows from investing activities:
     Expenditures for property and equipment                        6,814
     Expenditures for deposits                                     10,000
                                                              -----------
                NET CASH USED BY INVESTING ACTIVITIES             (16,814)
                                                              -----------
Cash flows from financing activities:
     Proceeds from issuance of common and
       preferred stock                                             16,771
                                                              -----------
               NET INCREASE IN CASH AND CASH,
               END OF PERIOD                                  $     1,231
                                                              ===========










The accompanying notes are an integral part of these condensed consolidated financial statements.

                 NET LNNX, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1999

Basis of Presentation

The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. These financial statements should be read in connection with Net Lnnx's annual financial statements included in its form 10-KSB and in connection with the Net Lnnx's Form 8-K/A filed May 7, 1999, which included POTN's audited balance sheet as of February 17, 1999.

The accompanying condensed consolidated financial statements include the accounts of Net Lnnx, Inc. (an inactive company) and its wholly owned subsidiary PrintOnTheNet.Com, Inc. (a development stage company) (POTN), (collectively referred to as the "Company").

On March 11, 1999 a newly formed subsidiary of Net Lnnx, Inc. acquired all of the outstanding common stock of POTN in exchange for 16,500,000 no par value shares of Net Lnnx's common stock and 1,000,000 no par value shares (stated value of $.001) of Net Lnnx's preferred stock, which is convertible into 7,200,000 shares of common stock. Concurrent with this transaction the newly formed subsidiary was merged into POTN with POTN being the surviving wholly owned subsidiary of Net Lnnx. For accounting purposes the acquisition has been treated as a recaptilization of POTN with POTN as the acquirer (reverse acquisition). The historical financial statements prior to March 11, 1999 are those of POTN.

Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding during the period. Shares issued in the reverse acquisition noted above have been treated as outstanding since inception (January 27, 1999).

Shareholders equity

POTN was capitalized with $52,000 of cash (of which $27,000 was provided during the month of March 1999) which was used to fund POTN's operation, and to pay Net Lnnx's liabilities. The net effect of the reverse acquisition on equity was to reflect $16,771 of net proceeds from the issuance of common and preferred stock.

Commitment

On March 17, 1999 POTN entered into a software development agreement, requiring the developer to design, develop and implement applications software and web site that will allow POTN's customer to design, store, recall and order commercially printed products. POTN is required to pay the developer $147,500 for this service, which includes a $10,000 deposit at the date of the signing of the agreement. The agreement requires the software to be delivered to POTN by July 17, 1999. POTN currently plans on funding this obligation through capital contributions by Net Lnnx's majority shareholder.

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," and "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the Company's 1998 Annual Report on Form 10-KSB under the caption "Certain Factors That May Affect Future Results."
The following discussion for the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements listed in Item 7 and the Notes thereto appearing in the Company's 1998 Annual Report on Form 10-KSB.

                            GENERAL

On March 11, 1999, a newly formed subsidiary of Net Lnnx, Inc. acquired all of the outstanding common stock of POTN in exchange for 16,500,000 no par value shares of Net Lnnx's common stock and 1,000,000 no par value shares (stated value of $.001) of Net Lnnx's preferred stock, which is convertible into 7,200,000 shares of common stock. Concurrent with this transaction the newly formed subsidiary was merged into POTN, with POTN being the surviving wholly owned subsidiary of Net Lnnx, Inc. For accounting purposes, the acquisition has been treated as a re-capitalization of POTN with POTN as the acquirer (reverse acquisition). The historical financial statements prior to March 11, 1999 are those of POTN. As a result, POTN shareholders now own approximately 90% of the Company's common stock, assuming the shares of preferred stock are converted into shares of common stock. This change in control was previously reported in the Company's Form 8-K filed on March 26, 1999.

The Company is authorized to issues 20,000,000 shares of common stock, almost all of which were issued in the acquisition described above. There are not enough shares of common stock currently available to allow all the preferred stock issued in the acquisition described above to be converted into common stock. The Company intends to increase the number of shares of common stock authorized to issue to cover the conversion of preferred stock into shares of common stock.

                       PLAN OF OPERATION

POTN plans to operate an Internet business that provides a fully interactive venue through which companies of all sizes will be able to design and order their printing materials via the World Wide Web. The site will allow the user to see an image of what they will be receiving in a "what you see is what you get" format before submitting an order. The system will allow a wide choice of options including font, layout, paper, color and graphics. The choices extend to any type of printing including letterhead, forms, business cards, envelopes and invitations.

On February 17, 1999, POTN entered into an Exclusive Production and Sales Agreement (the "Agreement") with National Lithographers and Publishers, Inc. and PrintAmerica Management Co., Inc. (collectively the "PrintAmerica Companies") which provides that POTN shall, for a period of at least two (2) years, have the exclusive right to purchase at a preferred price from the PrintAmerica Companies all printed goods and items required in the course of POTN's business operations. Benjamin Rogatinsky and Samuel Rogatinsky, through a family trust, collectively the majority shareholders of Net Lnnx, own the PrintAmerica Companies.

Building and Maintaining the Web Site

The Company is currently building its web site. It is anticipated that the POTN site will offer two features which POTN believes will distinguish it from other interactive sites on the web selling printing services. First, the site will employ graphic on-the-fly technology, allowing purchasers to see an image of what they will be receiving before they submit the order. This interactive web site will employ the "what you see is what you get" technology. Secondly, POTN expects to use the PrintAmerica Companies' large printing sales force to negotiate and establish web based secure accounts directly with existing and new large corporate clients.
It is anticipated that clients will be able to set up accounts for free and pay only when orders are made. Business cards, forms and other documents will be laid-out in standard templates, and users can view and make real time changes to names, addresses and other adjustable items. Each secure site will have a unique look and nomenclature. The secure sites will be developed to meet the particular nuances of each client's needs. While POTN expects to be purchasing its own dedicated servers, it anticipates contracting with an off-site location to house and maintain the server for a fee. The site will have a T1 connection, 24-hour support, and redundant backup systems. Programmers and graphic artists familiar with web site design will be hired in-house to establish and update the open and secure platforms as required.

Marketing

The Company intends to utilize the sales force of the PrintAmerica Companies to market to large corporate clients and will also rely on search engines to attract business. POTN expects to use direct advertising to market the web site to individuals and small businesses.

Production

The Company will be contracting printing work related to its business to the PrintAmerica Companies, through the exclusive
Agreement with the PrintAmerica Companies. This arrangement offers the following advantages.

     * Ability to leverage the PrintAmerica Companies' sales staff and customer base.

     * The PrintAmerica Companies have already made the capital investment for machinery and equipment and have the system in-place to produce work product within 48 hours in most cases.

     * The PrintAmerica Companies currently operate three plants and currently have excess capacity. The Company will be provided a high priority given the volume of work anticipated. The PrintAmerica Companies can immediately accommodate the projected work flow and have the ability to add machinery and equipment as warranted.

     * Under the Exclusive Production and Sales Agreement and given the ownership structure of PrintAmerica Companies, control and quality of production will be assured to a greater degree than is the case with most third party arrangements.

     * The Company will be able to focus all of its attention on building and maintaining the interactive web site.

     * The Company will not carry inventory, a major impediment to realizing profit for many web based retailers today.

Distribution

All shipping will be handled by the PrintAmerica Companies.
Shipping will be completed from the PrintAmerica Companies' production facilities directly to consumers via U.S. Mail, and for additional charges via UPS and FedEx. International shipping will be done on a case-by-case basis.

                     RESULTS OF OPERATIONS

Revenues

The company had no revenues for the quarter ended March 31, 1999.

Operating Expenses

Operating expenses for the quarter ended March 31, 1999 included
$6,067 in advertising and promotion costs, $2,541 in professional fees and $3,143 in office expenses and licenses, all being considered startup activities. The Company did not have any operations during the same time period last year so no comparisons can be made.

Liquidity

The Company is currently being funded by capital contributions from its major stockholders. Funds are contributed as needed to pay the ongoing expenses of the Company and the development of the web site.

PART II - OTHER INFORMATION


   ITEM 1.     LEGAL PROCEEDINGS

   None.


   ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.


   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

   None.


   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

   None.


   ITEM 5.     OTHER INFORMATION

On March 17, 1999, POTN entered into a software development agreement, requiring the developer to design, develop and implement applications software and web site that will allow POTN's customer to design, store, recall and order commercially printed products. POTN is required to pay the developer $147,500 for this service, which includes a $10,000 deposit at the date of the signing of the agreement. The agreement requires the software to be delivered to POTN by July 17, 1999. POTN currently plans on funding this obligation through capital contributions by Net Lnnx's majority shareholders.


   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit        Description

 10.1          Software Development Agreement between the
               Company's sole wholly owned subsidiary,
               PrintOnTheNet.com, Inc. and Ducat Commerce, L.L.C.
               dated March 17, 1999.

 27.1          Financial Data Schedule

  (b)          REPORTS ON FORM 8-K

               Form 8-K filed on March 26, 1999 reported the following items: (1) the Change in Control of the Registrant; (2) the Acquisition of POTN; and (3) the change of the Company's Certifying Accountant.

               Form 8-K/A filed on May 7, 1999 reported financial information concerning the Acquisition of POTN.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                           NET LNNX, INC.


                           By:/s/ Paul Lambert
                              Paul Lambert, Chief Financial Officer,
                              Director (Principal Accounting Officer &
                              Duly Authorized Director & Officer of
                              the Registrant)


                           By:/s/ Benjamin Rogatinsky
                              Benjamin Rogatinsky, Chief Executive
                              Officer, Director
                              (Duly Authorized Director & Officer of
                              the Registrant)




Dated:  May 17, 1999