Form 10QSB
period 1999-06-30
PRINTONTHENET COM INC
filed 1999-08-13
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-QSB
(Mark one)
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1999.

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from _________ to __________.

                       Commission file number 000-14614

                             PRINTONTHENET.COM, INC.
     (Exact name of small business issuer as specified in its charter)

              Delaware                                 59-1270754
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


7700 N.W. 37th Avenue, Miami, Florida                    33147
(Address of principal executive offices)              (Zip Code)

                                (305) 691-2800
                 (Issuer's telephone number, including area code)

                                 NET LNNX, INC.
         324 Datura Street, Suite 200, West Palm Beach, Florida 33401
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the (issuer) (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes [ ]         No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
19,134,102 as of August 12, 1999.

Transitional Small Business Disclosure Format
(Check one):
Yes [ ]	No: [ ]

                           PRINTONTHENET.COM, INC.

                            INDEX TO FORM 10-QSB

Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet as of June 30, 1999 . . . . . . 3

     Condensed Consolidated Statement of Operations for the
     three months ended June 30, 1999 and the period from
     January 27, 1999 (inception)
     to June 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . 4

     Condensed Consolidated Statement of Cash Flows for the
     period from January 27, 1999 (inception) to June 30, 1999. . . . . . 5

     Notes to Condensed Consolidated Financial Statements . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . . . 8

Part II-Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 12

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . 12

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . 12

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . 12

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 1.	FINANCIAL STATEMENTS

                          PRINTONTHENET.COM, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED CONSOLIDATED BALANCE SHEET

                              June 30, 1999
                               (Unaudited)

ASSETS

CURRENT ASSETS
        Cash                                             $       3,863

PROPERTY AND EQUIPMENT,NET                                       6,377

DEPOSITS							93,342
                                                         -------------
                       TOTAL ASSETS                      $     103,582
                                                         =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued expenses            $      13,208

SHAREHOLDER LOANS                                              164,800

COMMITMENT

SHAREHOLDERS' EQUITY
  Preferred stock, no par value (stated
    value $.001 per share);  5,000,000 shares
    authorized; 1,000,000 shares issued and
    outstanding                                                  1,000
  Common stock, no par value; 20,000,000
    shares authorized, 19,134,102 issued
    and outstanding                                             15,771
  Deficit accumulated during the development stage             (91,197)
                                                         -------------
                       TOTAL SHAREHOLDERS' EQUITY              (74,426)
                                                         -------------
                       TOTAL LIABILITIES AND
                       SHAREHOLDERS' EQUITY              $     103,582
                                                         =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PRINTONTHENET.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      For the period from
                                              For the Three            January 27, 1999
                                              Months Ended                (inception
                                              June 30, 1999             to June 30, 1999
                                               (Unaudited)                 (Unaudited)
                                              -------------           -------------------

Operating expenses:
   Advertising and promotion                  $       3,661            $       9,728
   Professional fees                                 67,456                   69,907
   Other operating expenses                           8,419                   11,562
                                              -------------            -------------
TOTAL OPERATING EXPENSE AND NET LOSS          $      79,536            $      91,197
                                              =============            =============
Net loss per common share:
Basic and diluted                                    (0.00)                   (0.00)
                                              ============             ============
Weighted average shares outstanding             19,134,102               19,134,102
                                              ============             ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PRINTONTHENET.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

      For the Period from January 27, 1999 (inception) to June 30, 1999
                                  (Unaudited)


Cash flows from operating activities:
  Net loss                                                       $    (91,197)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation                                                        437
      Increase in accounts payable                                     13,208
                                                                 ------------
        NET CASH USED IN
        OPERATING ACTIVITIES                                          (77,552)
                                                                 ------------
Cash flows from investing activities:
  Expenditures for property and equipment                              (6,814)
  Expenditures for deposits                                           (93,342)
                                                                 ------------
        NET CASH USED BY INVESTING ACTIVITIES                        (100,156)
                                                                 ------------
Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock                 16,771
  Shareholder loans                                                   164,800
                                                                 ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                     181,571
                                                                 ------------
        NET INCREASE IN CASH AND CASH
        END OF PERIOD                                            $      3,683
                                                                 ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PRINTONTHENET.COM, INC.
                        (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

(1) Basis of Presentation

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

    On March 11, 1999 a newly formed subsidiary of Net Lnnx, Inc. acquired all of the outstanding common stock of POTN in exchange for 16,500,000 no par value shares of Net Lnnx's common stock and 1,000,000 no par value shares (stated value of $.001) of Net Lnnx's preferred stock, which is convertible into 7,207,000 shares of common stock. Concurrent with this transaction, the newly formed subsidiary was merged into POTN with POTN being the surviving wholly owned subsidiary of Net Lnnx. For accounting purposes the acquisition has been treated as a recaptilization of POTN with POTN as the acquirer (reverse acquisition). The historical financial statements prior to March 11, 1999 are those of POTN.

    On July 26, 1999, Net Lnnx, Inc., a Pennsylvania corporation, was merged with and into its wholly-owned subsidiary, PrintOnTheNet.com, Inc., a Delaware corporation, resulting in the reincorporation of Net Lnnx in the State of Delaware. The name of the corporation surviving the merger is PrintOnTheNet.com, Inc. The reincorporation and name change were previously reported in Net Lnnx's (now known as POTN) Form 8-K filed on August 9, 1999. The results of the merger will be reflected in the financial information included in the Company's Form 10-QSB for the period ending September 30, 1999, however, the name change is being reflected in this quarterly report.

(2) Loss Per Share

    Loss per share has been calculated using the weighted average number of shares outstanding during the period. Shares issued in the reverse acquisition noted above have been treated as outstanding since inception (January 27, 1999).

(3) Shareholders Equity

    POTN was capitalized with $52,000 of cash (of which $27,000 was provided during the month of March 1999) which was used to fund POTN's operations, and to pay Net Lnnx's liabilities. The net effect of the reverse acquisition on equity was to reflect $16,771 of net proceeds from the issuance of common and preferred stock.

(4) Shareholder Loans

    During the three months ended June 30, 1999, certain major shareholders of the Company loaned the Company $164,800 to fund expenses on an informal basis. These loans will not be repaid by the Company prior to August 1, 2000. The specific terms of these loans will be finalized during the upcoming quarter and described in detail in the Company's Form 10-QSB for the period ending September 30, 1999.

(5)	Commitment

    On March 17, 1999 the Company entered into a software development agreement, requiring the developer to design, develop and implement applications software and a Web site that will allow POTN's customer to design, store, recall and order commercially printed products. POTN is required to pay the developer $147,500 for this service. As of June 30, 1999, the Company has paid $93,342 of such amount which is included in Deposits in the accompanying Condensed Consolidated Balance Sheet. The agreement requires the software to be delivered to the Company by July 17, 1999. The Company currently plans on funding this obligation through capital contributions by the Company's majority shareholder.

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


                           GENERAL

    On March 11, 1999, a newly formed subsidiary of Net Lnnx, Inc. acquired all of the outstanding common stock of POTN in exchange for 16,500,000 no par value shares of Net Lnnx's common stock and 1,000,000 no par value shares (stated value of $.001) of Net Lnnx's preferred stock, which is convertible into 7,207,000 shares of common stock. Concurrent with this transaction, the newly formed subsidiary was merged into POTN, with POTN being the surviving wholly owned subsidiary of Net Lnnx, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of POTN with POTN as the acquirer (reverse acquisition). The historical financial statements prior to March 11, 1999 are those of POTN. As a result, POTN shareholders now own approximately 90% of the Company's common stock, assuming the shares of preferred stock are converted into shares of common stock. This change in control was previously reported in the Company's Form 8-K filed on March 26, 1999.

    On July 26, 1999, Net Lnnx, Inc., a Pennsylvania corporation, was merged with and into its wholly-owned subsidiary, PrintOnTheNet.com, Inc., a Delaware corporation, resulting in the reincorporation of Net Lnnx in the State of Delaware. The name of the corporation surviving the merger is PrintOnTheNet.com, Inc. The reincorporation and name change were previously reported in Net Lnnx's (now known as POTN) Form 8-K filed on August 9, 1999. The results of the merger will be reflected in the financial information included in the Company's Form 10-QSB for the period ending September 30, 1999, however, the name change is being reflected in this quarterly report.


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

    On February 17, 1999, POTN entered into an Exclusive Production and Sales Agreement (the "Agreement") with National Lithographers and Publishers, Inc. and PrintAmerica Management Co., Inc. (collectively the "PrintAmerica Companies") which provides that POTN shall, for a period of at least two (2) years, have the exclusive right to purchase at a preferred price from the PrintAmerica Companies all printed goods and items required in the course of POTN's business operations. Benjamin Rogatinsky and Samuel Rogatinsky, collectively the majority shareholders of the Company, own the PrintAmerica Companies through a family trust.

Building and Maintaining the Web Site

	The Company is currently building its Web site. It is anticipated that the POTN site will offer two features which POTN believes will distinguish it from other interactive sites on the World Wide Web selling printing services. First, the site will employ graphic on-the-fly technology, allowing purchasers to see an image of what they will be receiving before they submit the order. This interactive Web site will employ the "what you see is what you get" technology. Secondly, POTN expects to use the PrintAmerica Companies' large printing sales force to negotiate and establish Web based secure accounts directly with existing and new large corporate clients. It is anticipated that clients will be able to set up accounts for free and pay only when orders are made. Business cards, forms and other documents will be laid-out in standard templates, and users can view and make real time changes to names, addresses and other adjustable items.
Each secure site will have a unique look and nomenclature. The secure sites will be developed to meet the particular nuances of each client's needs. While POTN expects to be purchasing its own dedicated servers, it anticipates contracting with an off-site location to house and maintain the server for a fee. The site will have a T1 connection, 24-hour support, and redundant backup systems. Programmers and graphic artists familiar with Web site design will be hired in-house to establish and update the open and secure platforms as required.

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

    * The PrintAmerica Companies have already made the capital investment for machinery and equipment and have the system in place to produce work product within 48 hours in most cases.

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

Year 2000 Compliance

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

Future Acquisitions

    The Company has entered into separate non-binding letters of intent to acquire three printing facilities located in Broward County, Florida and is currently performing due diligence procedures. The facilities are expected to be purchased during the third fiscal quarter. The aggregate purchase price for such facilities is approximately $2.0 million, to be paid by the issuance of common stock by the Company. There can be no assurance that any or all of these transactions will be consummated.


                    RESULTS OF OPERATIONS

Revenues

    The Company had no revenues during the quarter and the period from January 27, 1999 (inception) through June 30, 1999.

Operating Expenses

    Operating expenses for the quarter and for the period from January 27, 1999 (inception) through June 30, 1999 included $3,661 and $9,728 in advertising and promotion costs, $67,456 and $69,907 in professional fees, and $8,419 and $11,562 in other operating expenses, respectively, all being considered startup activities. During the quarter ended June 30, 1999 certain shareholders provided loans to the Company totaling $164,800 (see
Note 4 of Notes to Condensed Consolidated Financial Statements), and the Company accrued $564 of interest expense which is included in operating expenses. The Company did not have any operations during the same time period last year so no comparisons can be made.

Liquidity

    The Company is currently being funded by capital contributions and loans from its major stockholders as needed to pay the ongoing expenses of the Company and the development of the Web site.

PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

    None.

    ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

    None.

    ITEM 5. OTHER INFORMATION

    The Company has entered into separate non-binding letters of intent to acquire three printing facilities located in Broward County, Florida and is currently performing due diligence procedures. The facilities are expected to be purchased during the third fiscal quarter. The aggregate purchase price for such facilities is approximately $2.0 million, to be paid by the issuance of common stock by the Company. There can be no assurance that any or all of these transactions will be consummated.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit		Description

27.1		Financial Data Schedule

(b)	REPORTS ON FORM 8-K

	Form 8-K/A filed on May 7, 1999 reported financial information concerning the Acquisition of POTN.

	Form 8-K filed on August 9, 1999 reported information concerning the reincorporation of the Company in the State of Delaware.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  PRINTONTHENET.COM, INC.


                                  By:    /s/ Paul Lambert
                                     Paul Lambert, Chief Financial Officer,
                                     Director (Principal Accounting Officer &
                                     Duly Authorized Director & Officer of
                                     the Registrant)


                                  By:    /s/ Benjamin Rogatinsky
                                     Benjamin Rogatinsky, Chief Executive
                                     Officer, Director
                                     (Duly Authorized Director & Officer of
                                     the Registrant)


Dated:  August 13, 199