Form 10QSB
period 1999-09-30
PRINTONTHENET COM INC
filed 1999-11-22
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)
     |x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended September 30, 1999.

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from to .

                        Commission file number 000-14614

                             PRINTONTHENET.COM, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                  23-1726390
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

     7700 N.W. 37TH AVENUE, MIAMI, FLORIDA                            33147
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

Check whether the (issuer) (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,554,422 as of November 18, 1999.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check one):
Yes |_|  No: |x|

ITEM 1.  FINANCIAL STATEMENTS

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET

                               September 30, 1999
                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
    Cash                                                              $  68,590
    Accounts receivable, net                                             25,412
    Inventory                                                             2,000
                                                                      ---------
       Total Current Assets                                              96,002

PROPERTY AND EQUIPMENT,                                                   83,461
OTHER ASSETS                                                              3,355
INTANGIBLE ASSETS, NET                                                  325,234
                                                                        -------

              TOTAL ASSETS                                            $ 508,052
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $  66,992
    Current portion of notes payable                                     11,593
    Current portion of capital lease obligations                          9,542
                                                                      ---------
       Total Current Liabilities                                         88,127
                                                                         ------

NOTES PAYABLE                                                            15,576
CAPITAL LEASE OBLIGATIONS                                                 9,542
SHAREHOLDER LOANS                                                       420,229
                                                                        -------

TOTAL LIABILITIES                                                       533,474
                                                                        -------

COMMITMENT

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001per share;
          10,000,000 shares authorized; none issued                        --
    Common stock, par value $.001 per share; 40,000,000
       shares authorized, 26,554,422 issued and outstanding              26,554
    Additional paid in capital                                          263,311
    Deficit accumulated during the development stage                   (315,287)
                                                                      ---------

              TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                      (25,422)
                                                                        -------

              TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY (DEFICIT)                      $ 508,052
                                                                      =========

The accompanying notes are an integral part of these condensed financial statements.

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                For the period from
                                          For the Three Months   January 27, 1999
                                                   Ended             (inception)
                                           September 30, 1999   to September 30, 1999
                                               (Unaudited)           (Unaudited)

Sales                                        $     75,433           $     75,433

Cost of sales                                      31,046                 31,046
                                             ------------           ------------

   Gross Profit                                    44,387                 44,387

Selling and advertising expenses                   22,447                 33,057
Product development expenses                      158,762                158,762
General and administrative expenses                31,095                 40,773
Depreciation and amortization                       7,043                  7,480
Professional fees                                  47,186                117,094
                                             ------------           ------------

   Operating loss                                (222,146)              (312,779)

Interest expense                                    1,944                  2,508
                                             ------------           ------------

Net loss                                     $   (224,090)          $   (315,287)
                                             ============           ============

Net loss per common share:
Basic and diluted                            $       (.01)          $       (.01)
                                             ============           ============

Weighted average shares outstanding            26,372,267             26,424,774
                                             ============           ============

The accompanying notes are an integral part of these condensed financial statements.

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

     For the Period from January 27, 1999 (inception) to September 30, 1999
                                   (UNAUDITED)




                                                                                                     Deficit
                                                                                                   Accumulated           Total
                                                   Common Stock                   Additional        During the        Shareholders'
                                                   ------------                    Paid In          Development          Equity
                                            Shares              Amount             Capital            Stage             (Deficit)
                                            ------              ------             -------            -----             ---------


Balance at January 27, 1999                     --            $     --            $     --            $     --                   $-

Shares issued upon
  merger and reincorporation of
  the Company                             26,341,102              26,341                --                  --               26,341
Shares issued in connection
   with acquisitions                         198,320                 198             247,702                --              247,900
Shares issued for advertising
   Services                                   15,000                  15              15,609                --               15,624
Net loss                                        --                  --                  --              (315,287)          (315,287)
                                          ----------          ----------          ----------          ----------         ----------
Balance at September 30, 1999             26,554,422          $   26,554          $  263,311          $ (315,287)        $  (25,422)
                                          ==========          ==========          ==========          ==========         ==========


















      The accompanying notes are an integral part of these condensed financial statements.

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS

     For the Period from January 27, 1999 (inception) to September 30, 1999
                                   (UNAUDITED)

Cash flows from operating activities:
    Net loss                                                                         $(315,287)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization                                                 7,480
           Issuance of common stock in exchange for advertising services                15,624
           Increase in accounts receivable                                             (25,412)
           Increase  in other assets                                                    (3,355)
           Increase in accounts payable and accrued expenses                            66,992
                                                                                     ---------
              NET CASH USED IN
                  OPERATING ACTIVITIES                                                (253,958)

Cash flows from investing activities:
    Expenditures for property and equipment                                            (48,142)
    Acquisitions, net of cash                                                          (75,000)
                                                                                     ---------
              NET CASH USED BY INVESTING ACTIVITIES                                   (123,142)
                                                                                     ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                              26,341
    Repayments of notes payable                                                           (880)
    Shareholder loans                                                                  420,229
                                                                                     ---------


              NET CASH PROVIDED BY FINANCING ACTIVITIES                                445,690
                                                                                     ---------

              NET INCREASE IN CASH AND CASH AT
                  END OF PERIOD                                                      $  68,590
                                                                                     =========

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                    Continued

     For the Period from January 27, 1999 (inception) to September 30, 1999
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for:

       Interest                                 $       -
       Income taxes                                     -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized lease obligations were $19,084 during the period.

Acquisition of Bailey's and Ivan's:

     Fair value of assets acquired              $350,949
     Liabilities assumed                          13,049
     Note payable executed                        15,000
     Fair value of common stock issued           247,900
                                                --------
            Cash portion of purchase            $ 75,000
                                                ========
















The accompanying notes are an integral part of these condensed financial statements.

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1999

(1)      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying condensed financial statements include the accounts of PrintOnTheNet.Com, Inc., a Delaware corporation (a development stage company) ("POTN") and its predecessor company, Net Lnnx, Inc., a Pennsylvania corporation (collectively referred to as the "Company").

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

         On March 11, 1999, a newly formed wholly-owned subsidiary of Net Lnnx, Inc. acquired all of the outstanding common stock of POTN in exchange for 16,500,000 no par value shares of Net Lnnx's common stock and 1,000,000 no par value shares (stated value of $.001) of Net Lnnx's preferred stock, which is convertible into 7,207,000 shares of common stock. Concurrent with this transaction, the newly formed wholly-owned subsidiary was merged into POTN with POTN being the surviving wholly owned subsidiary of Net Lnnx. For accounting purposes the acquisition has been treated as a recapitalization of POTN with POTN as the acquiror (reverse acquisition). The historical financial statements prior to March 11, 1999 are those of POTN.

         On July 26, 1999, Net Lnnx, Inc. was merged into its wholly-owned subsidiary, POTN. As a result of the merger, each share of common stock of Net Lnnx, Inc. was converted into one share of POTN, and each share of preferred stock of Net Lnnx, Inc. was converted into 7.207 shares of common stock of POTN.

         ACCOUNTING POLICIES

         Cash and Cash Equivalents

         Cash and cash equivalents are comprised of cash and certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash equivalents approximates fair value due to their short-term nature.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term.

         Valuation of Long-Lived Assets

         The Company recognizes impairment losses on impaired long-lived assets (property and equipment and intangible assets) based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by using a current market value modeling approach or by evaluating the current market value of the acquired business using fundamental analysis.

         Revenue Recognition

         Revenue from sales of printed business materials is recognized upon shipment of product.

         Product Development Costs

         Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of the Company's web site, including salaries and related expenses for web site design staff, as well as costs for contracted services, content, facilities and equipment.

         Advertising

         The Company expenses advertising costs as incurred.

         Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Loss Per Share

         Loss per share has been calculated using the weighted average number of shares outstanding during the period. Shares issued in the reverse acquisition noted above have been treated as outstanding since inception (January 27, 1999).

         Concentrations of Credit Risks

         The Company reviews the credit histories of potential customers prior to extending credit and maintains allowances for potential credit losses. No single customer accounted for a significant amount of the Company's revenues and there was no significant accounts receivable from a single customer. The Company maintains its cash and cash equivalents in bank accounts in amounts, which, at times, may exceed Federally insured limits.
         The Company has not experienced any losses in such accounts.

         Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)      INTANGIBLE ASSETS

         Intangible assets consist of the following at September 30, 1999:

               Excess of cost over assets acquired          $278,949
               Covenants not to compete                       50,000
                                                            --------
               Total                                         328,949
               Less accumulated amortization                   3,715
                                                           --------
                                                            $325,234
                                                           ========

         Excess of cost over assets acquired and covenants not to compete are being amortized over ten and three years, respectively. Total amortization of such intangible assets during the quarter ended September 30, 1999 and the period from January 27, 1999 (inception) to September 30, 1999 was $3,715 during both periods.

(3)      SHAREHOLDERS EQUITY

         See Note 1 for discussion of the capitalization of the Company.

         The Company issued 198,320 shares of common stock in August 1999 and will issue an additional 6,034 shares of common stock during the fourth quarter of 1999 in connection with the acquisition of two printing companies (see Note 5).

         In August 1999 the Company issued 15,000 shares of common stock for advertising services. The value of such shares was $15,600, which was expensed as advertising costs during the third quarter of 1999.

(4)      SHAREHOLDER LOANS

         Certain majority shareholders of the Company have loaned the Company an aggregate of $420,000 to fund the Company's operations to date. The shareholder loans are repayable quarterly over a two-year period commencing January 1, 2002. The shareholder loans may be converted to equity by a participation in the Private Placement as further discussed in Part II Item 5. - Other Information. See Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II - Item 5. - Other Information for additional disclosure regarding financing strategies.

(5)      ACQUISITIONS OF BUSINESSES

         During August 1999, the Company acquired certain assets as well as the operations of two South Florida retail printing companies: Bailey's and Ivan's. Bailey's was acquired for approximately $251,000. Of that, $50,000 was paid in cash, debt was assumed totaling $28,000, and the remaining portion of the purchase price was paid by delivery of 138,320 shares of the Company's common stock having a value equal to $173,000. Ivan's was acquired for $100,000. Of that, $25,000 was paid in cash, and the remaining portion of the purchase price was paid by delivery of 60,000 shares of the Company's common stock (another 6,034 shares will be issued during the fourth quarter of 1999) having a value equal to $75,000.

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

         The following discussion for the Company's results of operations and financial condition should be read in conjunction with the Company's condensed unaudited Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements listed in Item 7 and the Notes thereto appearing in the Company's 1998 Annual Report on Form 10-KSB.

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

         On July 26, 1999, Net Lnnx, Inc. was merged into its wholly-owned subsidiary, POTN. As a result of the merger, each share of common stock of Net Lnnx, Inc. was converted into one share of POTN, and each share of preferred stock of Net Lnnx, Inc. was converted into 7.207 shares of common stock of POTN.


                                PLAN OF OPERATION

         POTN operates an Internet business that provides a fully interactive venue through which companies of all sizes are be able to design and order their printing materials via the World Wide Web. The site allows the user to see an image of what they will be receiving in a "what you see is what you get" format before submitting an order. The system allows a wide choice of options including font, layout, paper, color and graphics. The choices extend to any type of printing including letterhead, forms, business cards, envelopes and invitations.

         On February 17, 1999, POTN entered into an Exclusive Production and Sales Agreement (the "Agreement") with National Lithographers and Publishers, Inc. and PrintAmerica Management Co., Inc. (collectively the "PrintAmerica Companies") which provides that POTN shall, for a period of at least two (2) years, have the exclusive right to purchase at a preferred price from the PrintAmerica Companies all printed goods and items required in the course of POTN's business operations. Benjamin Rogatinsky and Samuel Rogatinsky, collectively the majority shareholders of the Company, own the PrintAmerica Companies through a family trust. As further discussed in Part II - Item 5. - Other Information, the Company has agreed to acquire PrintAmerica Management Co, Inc., which it anticipates consummating during the fourth quarter of 1999.

Building and Maintaining the Web Site
-------------------------------------

         During the third quarter POTN completed the construction of its Web site that offers two features POTN believes will distinguish it from other interactive sites on the World Wide Web selling printing services. First, the site employs graphic on-the-fly technology, allowing purchasers to see an image of what they will be receiving before they submit the order. This interactive Web site employs the "what you see is what you get" technology. Secondly, POTN is using the PrintAmerica Companies' large printing sales force to negotiate and establish Web based secure accounts directly with existing and new large corporate clients. Clients are able to set up accounts for free and pay only when orders are made. Business cards, forms and other documents will be laid-out in standard templates, and users can view and make real time changes to names, addresses and other adjustable items. Each secure site has a unique look and nomenclature. The secure sites are developed to meet the particular nuances of each client's needs. POTN has purchased its own dedicated servers, and contracts with an off-site location to house and maintain the server for a fee. The site has a T1 connection, 24-hour support, and redundant backup systems. While outside consultants have been used heavily to date, it is anticipated that additional programmers and graphic artists familiar with Web site design will be hired in-house to establish and update the open and secure platforms as required.

Marketing
---------

         The Company utilizes the sales force of the PrintAmerica Companies to market to large corporate clients and also relies on search engines to attract business. POTN expects to use direct advertising to market the Web site to individuals and small businesses.

Production
----------

         The Company contracts printing work related to its business to the PrintAmerica Companies, through the exclusive Agreement with the PrintAmerica Companies. This arrangement offers the following advantages.

         o Ability to leverage the PrintAmerica Companies' sales staff and customer base.

         o The PrintAmerica Companies have already made the capital investment for machinery and equipment and have the system in place to produce work product within 48 hours in most cases.

         o The PrintAmerica Companies currently operate three plants and currently have excess capacity. The Company is provided a high priority given the volume of work anticipated. The PrintAmerica Companies can immediately accommodate the projected work flow and have the ability to add machinery and equipment as warranted.

         o Under the Exclusive Production and Sales Agreement and given the ownership structure of PrintAmerica Companies, control and quality of production will be assured to a greater degree than is the case with most third party arrangements.

         o The Company is able to focus all of its attention on building and maintaining the interactive Web site.

         o The Company does not carry substantial inventory, a major impediment to realizing profit for many Web based retailers today.

Distribution
------------

         All shipping is handled by the PrintAmerica Companies. Shipping is completed from the PrintAmerica Companies' production facilities and sent directly to consumers via U.S. Mail, and for additional charges via United Parcel Service and Federal Express. International shipping is done on a case-by-case basis.

Year 2000 Compliance
--------------------

         Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. We have completed a comprehensive review of our computer-based systems to determine if they will be affected by resulting Year 2000 related compliance issues, that is whether those systems have Year 2000 related "computer bugs." This review has revealed no material Year 2000 related compliance issues. Because most of our systems are relatively new, we do not expect to incur Year 2000 compliance related costs that would be material to us. We received confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant. However, there is no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on us. We believe we are devoting the necessary resources to timely address all Year 2000 compliance issues over which we have control.

RESULTS OF OPERATIONS

         The Company had sales of $75,000 during the quarter and the period from January 27, 1999 (inception) through September 30, 1999. Gross profit during the quarter and the period from January 27, 1999 (inception) to September 30, 1999 was $44,000 in both periods. Such sales and gross profit were the result of the two acquisitions made during the quarter (see Note 5 of Notes to Condensed Financial Statements).

         Operating expenses for the quarter and for the period from January 27, 1999 (inception) through September 30, 1999 were $267,000 and $357,000, respectively. Included in such costs during both periods were product development fees of $159,000 primarily representing the cumulative payments to date made to an outside vendor to design, develop and implement applications software and a web site. The web site allows POTN's customers to design, store, recall and order commercially printed products. The completed software and web site were delivered to the Company during the third quarter. Through June 30, 1999 such payments to the vendor (amounting to $93,000) were classified as deposits. Operating costs also included professional fees of $47,000 and $117,000 during the quarter and the period from January 27, 1999 (inception) through September 30, 1999, respectively.

         The Company did not have any operations during the same time period last year so no comparisons can be made.

         The Company had a loss per share of $.01 during the quarter and the period from January 27, 1999 (inception) through September 30, 1999.

Liquidity
---------

         To date, the Company has been funded principally by loans from its majority stockholders as needed to pay the ongoing expenses of the Company including development of the Web site. The Company acquired two printing companies during the third quarter (with the cash portion of such acquisitions being funded by the majority shareholders) and intends to acquire PrintAmerica Management Co., Inc. during the fourth quarter of 1999 for common stock of the Company plus assumption of debt.

         As further discussed in Part II - Item 5 - Other Events, the Company has engaged an investment banking company to raise up to raise up to $5.5 million in a "best-efforts" private placement. The Company intends to use the proceeds from the private placement to expand its operations, continue its acquisition program and for general working capital purposes. The securities offered will not be registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

         Until the Company fully realizes the benefits from integrating the above noted acquisitions and until such time that the private placement or other financing alternatives is effectuated, the Company anticipates that the majority shareholders will continue to make loans to the Company if required.

PART II-OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)

         On July 26, 1999, Net Lnnx, Inc. was merged into its wholly-owned subsidiary, POTN. As a result of the merger, each share of common stock of Net Lnnx, Inc. was converted into one share of POTN, and each share of preferred stock of Net Lnnx, Inc. was converted into 7.207 shares of common stock of POTN.


(c)

         In August 1999, the Company issued 120,000 shares of common stock with a value on the date of issuance of $150,000 to Bailey's Printing Plus, Inc. in connection with the acquisition by the Company of the assets and operations of Bailey's. In connection with the same acquisition, the Company issued 12,800 shares of common stock with a value on the date of issuance of $16,000 to Steve Vest (a sales broker), and issued 5,520 shares with a value of $6,900 to Andrew Cagnetta Jr. (a sales broker). See Note 5 of Notes to Condensed Financial Statements. The issuances of the shares were exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended, since the issuances did not involve a public offering.

         In August 1999, the Company issued 60,000 shares of common stock with a value on the date of issuance of $68,126 to Ivan's Quick Print, Inc., in connection with the acquisition by the Company of the assets and operations of Ivan's. See Note 5 of Notes to Condensed Financial Statements. The issuance of the shares was exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering.

         In August, 1999, the Company issued 15,000 shares of common stock with a value of $15,624 to Becker Consulting as consideration for advertising services provided to the Company. The issuance of the shares was exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering.

         There were no underwriting commissions or discounts paid in connection with the foregoing issuances.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER


a) The Company held its Annual Meeting of Stockholders on July 26, 1999.

b) At the Annual Meeting, the stockholders voted (1) to approve the Agreement and Plan of Merger resulting in the Reincorporation of the Company in the State of Delaware, (2) to approve the Company's 1999 Stock Incentive Plan, and (3) to ratify the appointment of Berkowitz Dick Pollack & Brant as the Company's independent accountants for the fiscal year ending December 31, 1999.

c) At the Annual Meeting, Benjamin Rogatinsky, Samuel Rogatinsky, Paul Lambert and William Colucci were also elected as directors to serve until the next Annual Meeting of Stockholders.

         The following table shows the votes cast for and against, and abstentions, with respect to each of the above matters and with respect to each nominee for director:

Proposal 1:       Approval of the Agreement and Plan of Merger:

       For               Against           Abstentions
------------------    --------------     ----------------

   16,549,729               0                  94

Proposal 2:       Approval of the Company's 1999 Stock Incentive Plan:

       For               Against           Abstentions
------------------    --------------     ----------------

   16,549,175              44                  607

Proposal 3:       Election of Directors:

Nominees                      For             Against          Abstentions
------------------       ---------------    ------------     ----------------

Ben Rogatinsky             16,549,634            0                 192
Sam Rogatinsky             16,549,634            0                 192
Paul Lambert               16,549,634            0                 192
William Colucci            16,549,634            0                 192

Proposal 4:       Ratification of the Appointment of Berkowitz Dick Pollack &
                  Brant as the Company's Independent Accountants:

       For               Against          Abstentions
------------------    --------------     ---------------

   16,549,645               3                 178

         ITEM 5.  OTHER INFORMATION

         The Company has agreed to acquire PrintAmerica Management Co., Inc. and is currently performing due diligence procedures. The acquisition is expected to be consummated during the fourth quarter of 1999. The purchase price will be determined by an independent valuation, and will consist of the issuance of the Company's common stock and assumption of debt.

         On November 8, 1999 the Company entered into an agreement with an investment banking company (the "offering placement agent") to raise up to $5.5 million in a "best-efforts" private placement. In the proposed private placement, the Company expects to offer up to 14,000,000 shares of newly authorized preferred stock at $.352 per share. The preferred stock will be convertible into the Company's common stock on a one-for-one basis.

         In a related transaction, the Company agreed to sell for $100,000 a five year warrant to purchase 6,000,000 shares of its common stock at an exercise price of $.10 per share to the offering placement agent in connection with its investment banking and advisory activities.

         The Company intends to use the proceeds from the private placement to expand its operations, continue its acquisition program and for general working capital purposes.

         The securities offered will not be registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT           DESCRIPTION

27.1                       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         A Form 8-K was filed on August 9, 1999 announcing an Item 5 Event.

         A Form 8-K was filed on September 13, 1999 announcing an Item 2 and an
         Item 7 Event.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 PRINTONTHENET.COM, INC.




                                 BY:
                                    -----------------------------------------
                                 Benjamin Rogatinsky, Chief Executive Officer
                                    and Director



Dated:  November 19, 1999