Form 10QSB/A
period 1999-09-30
PRINTONTHENET COM INC
filed 1999-11-22
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT #1
                                       TO
                                   FORM 10-QSB
(Mark one)
     |x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended September 30, 1999.

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



                                 PRINTONTHENET.COM, INC.




                                 BY: /s/ Benjamin Rogatinsky
                                    -----------------------------------------
                                 Benjamin Rogatinsky, Chief Executive Officer
                                    and Director



Dated:  November 19, 1999