Form 10KSB
period 1999-12-31
PRINTONTHENET COM INC
filed 2000-06-15
CIK 793375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission File Number 000-14614

                             PRINTONTHENET.COM, INC.
                 (name of small business issuer in its charter)

              DELAWARE                                          59-1270754
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                       4491 SOUTH STATE ROAD 7, Suite 214
                          FT LAUDERDALE, FLORIDA 33314
               (Address of principal executive offices)(Zip Code)

                                 (954) 581-4233
                (Issuer's telephone number, including area code)

                 Securities registered pursuant to Section 12(b)
                              of the Exchange Act:

                                      NONE

                 Securities registered pursuant to Section 12(g)
                              of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-K. [ ]

Issuer's revenues for the fiscal year ended December 31, 1999: $2,503,000.

As of June 7, 2000, the aggregate market value of the voting stock held by non-affiliates was approximately $3,306,465.

The number of shares outstanding of each of the issuer's classes of common stock, as of date of this Report: 27,560,456 (one class).

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

  PART I.......................................................................1

         Item 1.      Description of Business..................................1

         Item 2.      Properties..............................................10

         Item 3.      Legal Proceedings.......................................10

         Item 4.      Submission of Matters to a Vote of Security Holders.....11

  PART II.....................................................................11

         Item 5.      Market for Registrant's Common Equity and Related
                        Stockholder Matters...................................11

         Item 6.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operation; Safe Harbor Statement under the Private Securities Litigation
                        Reform Act of 1995....................................12

         Item 7.      Financial Statements....................................15

         Item 8.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure...................15

  PART III....................................................................15

         Item 9.      Directors, Executive Officers, Promoters and
                        Control Persons; Compliance with Section 16(a)
                        of the Exchange Act...................................15

         Item 10.    Executive Compensation...................................16

         Item 11.    Security Ownership of Certain Beneficial
                       Owners and Management..................................17

         Item 12.    Certain Relationships and Related Transactions...........17

  PART IV.....................................................................19

         Item 13.    Exhibits and Reports on From 8-K.........................19

                                     PART I

Item 1. Description of Business

         General

We intend to be an Internet based provider of on-line printing services for small to medium sized businesses and consumers. We offer customers access to a private customized secure Web site containing a digital catalog of their custom printed materials, which they can modify, proof and procure from any Internet enabled personal computer. The Web site employs graphic "on-the-fly" technology, which enables users to see an image of their print job before submitting a final order. Our printing services offer customers a one stop shop for addressing their printing needs while reducing the time and costs associated with ordering printed business materials as well as reducing the possibility of error in the printing process. Currently, one of our primary sources of revenue is from customers of print centers we have recently acquired.

         History of the Company

On March 11, 1999, Net Lnnx, Inc., a Pennsylvania corporation ("NLI") acquired all of the common stock of PrintOnTheNet.Com, Inc. a Delaware corporation ("POTN" or the "Company"). The acquisition was accomplished by merging POTN with and into NetSub, Inc., a Florida corporation and a wholly owned subsidiary of NLI. POTN then became a wholly-owned subsidiary of NLI. For accounting purposes the acquisition has been treated as a recapitalization of POTN with POTN as the acquiror (reverse acquisition). Shareholders of POTN received 16,500,000 shares of NLI common stock and 1,000,000 shares of NLI preferred stock (convertible into an additional 7,207,000 shares of common stock).

On July 26, 1999, NLI was merged into POTN. As a result of the merger, each share of common stock of NLI was converted into one share of POTN, and each share of preferred stock of NLI was converted into 7.207 shares of common stock of POTN. Concurrently, the authorized shares of common stock of POTN was increased from 20,000,000 shares to 40,000,000 shares, and the number of authorized shares of preferred stock was increased from 5,000,000 shares to 10,000,000 shares.

On December 20, 1999, in contemplation of a sale of unregistered securities (see "Recent Developments" below), the POTN Board of Directors approved an amendment (the "Amendment") to POTN's Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 40,000,000 to 80,000,000 shares. Pursuant to Delaware law, shareholder approval was given by written consent of the holders of a majority of the POTN outstanding shares of Common Stock. On January 18, 2000, an Information Statement was furnished to the POTN shareholders who did not vote on the Amendment, solely for the purpose of informing them in the manner required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Amendment became effective on February 7, 2000.

         Recent Developments

On February 16, 2000, the Company, through a placement agent (the "Placement Agent"), completed the sale of units, consisting of 863,649 shares of the Company's Series A Convertible

Preferred Stock (the "February Placement"). The gross proceeds from the February Placement totaled $3,040,000. The net proceeds from the February Placement, totaling $2,677,364, were disbursed to the Company. Since that time, the Company has spent approximately $1.4 million of the net proceeds, leaving a balance of approximately $1.3 million. Due to the events described below, the balance was returned by the Company to an escrow account established by the Company and the placement agent for the benefit of the subscribers of the February Placement. The Company is currently offering units of its Series B Convertible Preferred Stock (the "Offering"). A rescission offer (the "Rescission Offer") was made to subscribers in the February Placement concurrently with this Offering. In June 2000, the Company closed the first tranche of the Offering which resulted in approximately $7 million being raised for the Company (this amount includes $1.8 million which was reinvested by subscribers in the Rescission offering).

The Company became aware in March 2000 of the existence of certain undisclosed guaranties of PrintAmerica Interactive, Inc. ("PrintAmerica"), an entity acquired by the Company in December 1999. See Item 1. Description of Business - Acquisitions. PrintAmerica had guaranteed up to $7.5 million in obligations of National Lithographers & Publishers, Inc. ("National Lithographers"), to First Southern Bank (the "Bank"). National Lithographers is a related party to the Company through common ownership. These obligations were assumed by the Company upon its acquisition of PrintAmerica. On January 31, 2000, the Company independently guaranteed this same indebtedness. The underlying indebtedness secured by these guaranties was in default and there were insufficient assets of National Lithographers to satisfy the indebtedness.

The Company also learned that PrintAmerica guaranteed approximately $1.0 million of other indebtedness. This indebtedness was also in default, and in March 2000 the lender instituted an action in Miami-Dade County Circuit Court to collect the monies owed to it. PrintAmerica was a defendant in this action as well as Samuel and Benjamin Rogatinsky (collectively, the "Rogatinskys"), both of whom were personal guarantors of this indebtedness.

In addition, in conducting the audit of the Company's financial statements for the year ended December 31, 1999, the Company discovered that the net income of PrintAmerica was incorrectly reported in the financial statements contained in the Company's Form 8-K filed in connection with the acquisition of PrintAmerica. In particular, PrintAmerica reported net income of approximately $96,000 (unaudited) for the nine months ended September 30, 1999 when, in fact, PrintAmerica had a net loss of approximately $245,000 (unaudited). In addition, the Company discovered certain misstatements of financial information contained in the financial statements of the Company for the nine months ended September 30, 1999. The Company is in the process of correcting these financial statements and may be required to amend its recent Exchange Act filings.

The Company has entered into a settlement agreement with the two lenders to release it from any obligations under the aforementioned corporate guaranties. As part of the settlements, the Company purchased 11,111,111 shares of Common Stock from the Rogatinskys at $.09 per share for an aggregate of $1,000,000. In addition, the Rogatinskys may sell to the Company that number of shares of Common Stock required to generate proceeds of Up to $112,500 on or before June 30, 2000 and $142,500 on or before June 30, 2001 at a price per share of the lesser of $.09 per share or one-half of the then current market price per share. All proceeds received by the Rogatinskys from the sale of these shares will be paid to the lenders in connection with the settlements. In connection with the settlement with the lenders, Benjamin and Samuel Rogatinsky have resigned from their offices and as directors of the Company.

Additionally, all shares of the Company's Common Stock owned by the Rogatinsky$, their families and related entities are pledged to the Bank except with respect to 1,250,000 shares (as described below). The Bank continues to have a first priority lien on the shares acquired or received by the Company. Merrill Lynch Business Financial Services, Inc. holds a second priority position with respect to 1,250,000 shares of the Company's Common Stock owned by the Rogatinskys which pledge will be released upon the sale of such shares to the Company for $112,500 on or before June 30, 2000.

In addition, the Bank has released the Company from its guarantees in exchange for the pledge by the Rogatinskys of all shares of Common Stock owned by them (approximately 22 million shares, less those shares sold to the Company as described above) to the Bank. The shares sold back to the Company have been pledged by the Company, on a non-recourse basis, to the Bank to secure the underlying obligations, and will be available for liquidation pursuant to the pledge only after all of the other shares pledged by the Rogatinskys have been liquidated. Additional shares of Common Stock may be pledged to the Bank upon the future sale by the Company of securities at a price below $.30 per share, and if the Company's shares are then trading at less than $.30 per share. All of the Company's shares pledged to the Bank will be "restricted" from sale following the date of the settlement, as specifically described below:

                  (i) After 12 months, that number of shares of pledged stock which represents, in value, up to 25% of the outstanding principal balance of the subject indebtedness, may be sold by the Bank during each 90-day trading period. All such sales of the pledged Common Stock will be made in an "orderly" fashion, i.e., daily sales by the Bank may not exceed 5% of the average daily trading volume of the Common Stock over the preceding 20 business days;

                  (ii) If, at anytime during the first 12 months, the Company's Common Stock should trade on a national securities exchange at an average daily trading volume in excess of 250,000 shares per day for a 20-day trading period, the Bank may sell during each 30-day trading period, an amount of shares equal to 20% of the average daily trading volume for the previous 20 trading days. All such sales will be made in an "orderly" fashion, i.e., daily sales by the Bank may not to exceed 5% of the average daily trading volume for the preceding 20 business days; and

                  (iii) After nine months, the Bank may sell up to $200,000 of the pledged Common Stock in order to satisfy interest payments.

The sale of the pledged Common Stock is subject to a "right of first refusal" held by the Rogatinskys, then the Company and thereafter the Placement Agent, and all public sales will be made through the Placement Agent unless the Placement Agent is unable or unwilling to sell such shares. In such event, the Bank may sell the pledged Common Stock through a broker of its choice. The Bank received certain "demand" and "piggyback" registration rights with respect to the pledged Common Stock. In addition, the Bank was issued two-year warrants to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $.30 per share.

The Company will be required to issue additional common stock at a currently indeterminate price to the Rogatinskys if in the future (excluding the June 2000 private placement and certain other stock issuances), the Company sells its common stock at less than $0.30 per share, and if the common stock is trading at less than $0.30 per share. These shares will be pledged to the Bank as additional collateral. Once the obligations owed to the Bank have been satisfied and the pledge is no longer in effect, these additional shares (if any) shall be returned to the Company.

In connection with these transactions, the Rogatinskys granted to the Board of Directors an irrevocable proxy to vote all shares of Common Stock of the Company owned by them following the consummation of the proposed settlements.

As part of the settlement transaction described above, the Company agreed to purchase a certain printing press which press is expected to be sold at auction in June 2000. To the extent that there is a shortfall between the purchase price of the printing press ($225,000) and the amount received at such auction, Benjamin and Samuel Rogatinsky have agreed to convey additional shares of common stock of the Company back to the Company to cover such shortfall. The amount of such additional shares shall be valued at the lesser of $.09 per share or one-half the then current market price. These additional shares are subject to the pledge in favor of the Bank described above.

In another transaction related to the settlements, the Company resolved certain disputes with the sellers of PrintAmerica (Reuben and Shulamit Rogatinsky). The parties have exchanged mutual releases and the Company has received the consideration paid for PrintAmerica, i.e., 1 million shares of its common stock. However, these shares are also subject to the pledge in favor of the Bank.

         Description of Services

We are an Internet based provider of on-line printing services for small to medium sized businesses and consumers. We offer customers access to a private customized secure Web site containing a digital catalog of their custom printed materials, which they can modify, proof and procure from any Internet enabled personal computer. The Web site employs graphic "on-the-fly" technology, which enables users to see an image of their print job before submitting a final order. Our printing services offer customers a one stop shop for addressing their printing needs while reducing the time and costs associated with ordering printed business materials as well as reducing the possibility of error in the printing process. With our recent acquisition of PrintAmerica, we now control our own production facilities and will be able to deliver high quality printed materials in a timely fashion and at competitive prices.

         On-line Printing

With our on-line printing services, businesses and consumers can access a private, customized, secure Web site that contains a digital catalog of all of their custom-printed materials. Such materials may include business cards, letterhead, envelopes, announcements, invitations, pads and marketing materials. We offer a vast array of design templates and type faces. Logos can be scanned and uploaded to the site where the customer can view the completed materials almost immediately. Each customer can modify, proof, procure and manage its printed materials from any Internet-enabled personal computer.

Our Web site employs graphic on-the-fly technology which enables users to see an image of their print job before submitting a final order. Our system allows users to enter, proof, update and maintain their information on-line, reducing errors associated with data reentry, typesetting and the use of outdated document versions. PrintOnTheNet.com completely eliminates the need to send markups and proofs back and forth from the customer to the printer.

Through our on-line print shop, we offer small businesses and consumers a single place to satisfy a variety of their printing needs. We have developed an easy to use, self-service design and ordering Web site for purchasing professional quality, mass market printed products. By automating the process and electronically connecting our on-line print shop to our production facilities, we significantly reduce the costs and inefficiencies associated with the traditional printing process.

The PrintOnTheNet.com solution improves efficiency, enhances control and scalability and increases accuracy. We offer our corporate customers customized printing programs tailored to their specific needs, including brand control. We provide a 24 hour - 7 day ordering system, the ability to create corporate printing guidelines, monitor usage and collect data, together with on-line editing and proofing. We also give our customers on-line tracking and management, central management of orders, customer service and enhanced productivity.

         On-line Digital Publishing - DocuPub

We are currently developing an on-line corporate solution that will enable businesses, educational institutions and academics to upload, store, manage, print and ship documents over the Internet. PrintOnTheNet.com's "DocuPub" is intended to combine document storage, on-line proofing and secure digital rights technologies with our customers' specific output needs. DocuPub is a free storage space on the Internet allowing customers to securely organize, store, publish, share and print any type of document.

To publish a DocuPub document, the author simply uploads the document to PrintOnTheNet.com as an Adobe Portable Document Format (PDF) file, Microsoft Word Document, Power Point, Quark Express, or text file. The file is categorized in accordance with the instructions of the author and a folder is created for that particular file. All documents sent between the web browser and DocuPub servers are encrypted using 128-bit SSL - the industry standard in protecting everything from on-line banking to on-line shopping. Documents are stored on DocuPub database servers that are not reachable directly from the Internet. Our Web servers act as a gatekeeper to the documents, limiting access to the user and those with whom the user chooses to share access. These documents can be viewed and shared on the Internet without utilizing any additional software and DocuPub allows the user to access documents from anywhere.

DocuPub documents can be any length and storage on the system is provided at no charge to customers. The files may be downloaded in electronic format in accordance with the instructions of the author. In the alternative, we offer businesses the ability to print, bind and ship as many copies of the document that are required, to any location. This solution provides businesses with print-on-demand publishing and distribution of hard copy documentation for their products, reference and user guides, manuals, training materials and custom marketing literature. Educational institutions and academics can professionally publish their own original material, formal academic work, lecture notes, handouts, problems sets, course syllabi and other material for which they own the copyright. We intend to introduce DocuPub by the end of the fourth quarter of 2000.

         Digital Variable Data Output

We are developing software that will allow us to assist businesses in gathering and analyzing customer data on their Web sites. This data will then be available to be used in the delivery of highly targeted and relevant one-to-one marketing brochures, e-mail messages or PDF files via the Web. We have applied for a patent related to this technology.

We understand the value of data mining and analysis in the Internet economy, and the importance in being able to gather information one day and then generate traditional and e- marketing materials the very next day. Real-time marketing systems are a relatively new approach to increasing customer loyalty and value and has the potential to fundamentally change the way companies think about the marketing function.

There are a number of market opportunities available both in variable data printing and variable data electronic media including:

o        On demand printing books;

o        Consumer driven "Build-a-Brochure" programs;

o        Dynamically created graphic PDF files sent via E-mail;

o        E-marketing campaigns for Web sites; and

o        Customized marketing messages with real-time E-mail.

We intend to implement real-time marketing applications that will enable companies who are doing business on the Web to automate and optimize movements of their customers at every point of interaction on their Web sites. Although there can be no assurance, we anticipate completing a working prototype of this software by the end of the fourth quarter of 2000.

         Acquisitions

In August 1999, we purchased certain assets and liabilities and the operations of two South Florida printing companies: Bailey's Printing Plus, Inc. ("Bailey's"), and Ivan's Quick Print, Inc. ("Ivan's").

Bailey's was acquired for a stated purchase price of $175,000. Of that amount, $25,000 was paid in cash and the remainder was paid by delivery of shares of our Common Stock having a value equal to $150,000. The Company will have to issue additional shares or pay additional cash to the selling shareholders of Bailey's to the extent such shares are worth less than $150,000 on February 23, 2001. Pursuant to the purchase agreement, we also assumed liabilities of Bailey's in the approximate amount of $13,000. In addition the Company delivered shares of its Common Stock having an aggregate value of $23,000 to two business brokers in connection with this acquisition. Finally, we paid $40,000 to obtain the agreement of three principals of Bailey's not to compete with POTN for a three year period, of which $25,000 was paid in cash and the remaining $15,000 was paid by delivery of a promissory note payable to such principals.

Ivan's was acquired for a stated purchase price of $90,000, of which $15,000 was paid in cash and the remaining portion of the purchase price was paid by delivery of shares of our Common Stock having a value equal to $75,000. The Company will have to issue additional shares or pay additional cash to the seller to the extent such shares are worth less than $75,000 on August 27, 2001. In connection with this acquisition, we paid an additional $10,000 in cash to obtain the agreement of two principals of Ivan's not to compete with POTN for a three year period.

On December 30, 1999, POTN acquired PrintAmerica Interactive, Inc. ("PrintAmerica") in a transaction (the "Acquisition") in which all of PrintAmerica's outstanding common stock (1,000 shares) were acquired for one million shares of unregistered common stock of the Company. In connection with the Acquisition, the selling shareholders of PrintAmerica executed a non compete agreement, and also agreed to an 18 month lock up agreement with respect to the sale or transfer of the Company's common stock. PrintAmerica, which began operations in late 1997, provides quick print services in South Florida. PrintAmerica operates from three production facilities located in South Florida, and is the culmination of five separate acquisitions of quick print businesses ("Budget Printing & Graphics", "Cloverleaf Printing", "Denny's Printing", "RJ Menu Company" and "Sun Graphics"). The Acquisition was recorded in a manner similar to a pooling of interests for accounting purposes since 100% of the common stock of PrintAmerica was owned by the parents of brothers Benjamin Rogatinsky and Samuel Rogatinsky, who collectively owned approximately 85% of the common stock of POTN on the date of the Acquisition. Benjamin Rogatinsky is the Chief Executive Officer and a Director of POTN, and Samuel Rogatinsky is the President and a Director of POTN. Additionally, Ben Rogatinsky and Sam Rogatinsky had served as President and Vice President, respectively, of PrintAmerica. PrintAmerica was merged into the Company in January 2000.

Our acquisition of PrintAmerica offers several advantages to us:

o We will be able to leverage PrintAmerica's sales staff and customer base as described below.

o PrintAmerica has made the capital investment for machinery and equipment and has the systems in place to produce our work product.

o        PrintAmerica currently operates two plants and has excess capacity.
         PrintAmerica can immediately accommodate our projected workflow and has the ability to add machinery and equipment as warranted.

o We will control the timeliness and quality of production to a greater degree than is the case with any third party arrangement.

         Marketing

We will utilize a three-pronged approach to marketing:

o Direct In-Person Sales. Our sales force will market directly to small to medium sized corporations who have a wide variety of printing needs.

         Our recent acquisition of PrintAmerica is especially significant with regard to our plans to market to small to medium sized corporations. PrintAmerica has a sales staff and maintains a customer base which includes a number of multi- locational large or mid-sized corporations such as Alamo, Radisson, Sunglass Hut, Wackenhut and Premiere Beverage, among others who we intend to target for marketing our private Web folders. Initial discussions with many of these clients have been met with support and interest, although there can be no assurance that these discussions will result in our conducting business with any of these customers in the future.

o Advertising and Public Relations. Our advertising will emphasize price and quality in comparison to the competition. We will use direct advertising to market our Web site to individuals and small businesses. Alliances with office supply retailers and small printers throughout the nation will also help attract small businesses and individuals to the site. We intend to place items relating to PrintOnTheNet.com in key publications, both in the computer and mainstream press.

o Acquisitions. Acquisitions are an important part of our growth strategy. We intend to pursue an aggressive program of acquisitions. We will target the heavily saturated quick print market. We will attempt to buy print shops and consolidate our production in centralized manufacturing hubs. We will then focus on converting customers of these traditional suppliers to our on-line printing and publishing services. We intend to eliminate the overhead associated with maintaining many, traditional brick-and-mortar locations, thereby allowing us to reduce pricing for our Internet customers while maintaining profitability.

              Web Site and Operational Developments

We have purchased our own dedicated servers and have contracted with an off-site location to house and maintain the servers for a fee. We have also recently contracted with UUNET to install a direct T1 connection, with a full T1 backup brought to our in-house server facility. We have 24-hour support and redundant backup systems. Programmers and graphic artists familiar with Web site design have been hired to establish and update the open and secure platforms as required.

Production is conducted through PrintAmerica. PrintAmerica currently has excess capacity that can immediately accommodate our projected work flow. All shipping is handled by PrintAmerica. Shipping is completed from PrintAmerica production facilities directly to consumers via United States Postal Service, as well as United Parcel Service and Federal Express for additional charges. International shipping is handled on a case-by-case basis.

              Competition

We compete with both traditional and on-line printing businesses. The existing printing market is established, mature and intensely competitive. Competition is largely based on price, quality, range of services offered, distribution capabilities, customer service and technology. We expect competition to increase due to the lack of significant barriers to entry for on-line business generally and the presence of excess capacity in the printing industry. As we expand the scope of our product and service offerings, we may compete with a greater number of companies across a wide range of printing and publishing services. Our ability to generate significant revenue from sales will depend on our ability to differentiate ourselves through the goods and prices we provide and our timeliness of delivery.

The U.S. short-run, mass market printing industry is highly fragmented, with an estimated 30,000 to 40,000 local and regional printers. These printers are mostly independent. Many of these printers have long-term established relationships with their customers and provide geographic proximity as well as a range of services such as photocopying which are not available on-line.

We face substantial challenges in convincing businesses to consider alternatives to their traditional printer. In addition, printers typically have extensive local sales forces that regularly canvass and solicit businesses in the areas they serve. Commercial printers compete primarily on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must compete effectively in each of these areas.

The market for on-line printing services is new, rapidly evolving and highly competitive. A number of companies have recently started offering Internet-enabled printing services to consumers and to the small office/home office market. Among the services these companies offer are on-line design and ordering of personalized stationery, business cards and other office staples. We also face competition from selected traditional print vendors who have developed on-line Web sites that permit customers to create, proof and order popularly printed items directly on-line. We may in the future also face direct competition from other companies that may develop and market integrated Internet-based business printing services similar to ours.

The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market or as industry consolidation develops. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to enter into these strategic or commercial relationships on more favorable terms. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved services that may compete with the services we market. New technologies and the expansion of existing technologies may increase competitive pressures on us. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition.

We also face direct competition from a variety of other organizations, including existing office supply chains, procurement brokers, stationery houses, design houses, advertising specialty and print brokers and photo and gift operations. Some of these are in the process of developing their own on-line print solutions. We also face competition from the increasing sophistication of desktop printers which may lessen the need for professional offset and thermographical printing. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our technology and services or through their product development in the area of on-line print shops or through acquisitions.

We also face substantial competition from printing services brokers -- companies that contract with businesses to select and procure printing services from a variety of printers. Brokers are able to offer customers a relatively wide variety of products and services, and are often able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long-standing customer relationships and extensive local direct sales resources.

We believe that the Company has a number of competitive advantages over other companies providing printing services on the Web, and indeed other Web-based retail and wholesale businesses in general:

Control of Production. With the recent acquisition of PrintAmerica, we now control all aspects of production. We believe that with our ability to manage the timing of production and the quality of product, we will be able to enhance our operating margins.

Existing Customer Base and Sales Force. We have an existing and active customer base to which we can market our services. With the recent acquisition of PrintAmerica, current customers now include parts of Alamo, Radisson, Sunglass Hut, Wackenhut and Premiere Beverage, among others.

Pricing. We believe that with our ability to control both the technology and the printing process, our margins will be better managed and our prices reduced.

Delivery. With the ownership of our production and shipping facilities, we will be better able to control the scheduling of work and the delivery of product.

Employees

As of March 31, 2000, we employ 37 persons full time as support staff.

Reports to Security Holders

The public may read and copy any materials that we have on file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling SEC at 1-800-SEC-0330.

Item 2. Properties

Our facilities consist of our principal office located at 4491 State Road 7, Suite 214, Fort Lauderdale, Florida 33314 which consists of approximately 2,400 leased square feet and three production facilities aggregating 34,000 square feet.

Item 3. Legal Proceedings

In light of the omission by the Company of the existence of several corporate guaranties in both its Private Placement Memorandum dated January 20, 2000, and used in the February Placement and the Company's filings with the Securities and Exchange Commission, including the financial statements of PrintAmerica, Inc. ("PrintAmerica") contained therein, the Company may be subject to claims based on certain securities laws violations. Such actions may be brought by federal authorities, state authorities and certain persons who bought or sold the Company's securities during the relevant time period. No action has been commenced in this regard.

The Company is aware of certain claims made by National Lithographers, Inc. (currently the subject to an assignment for the benefit of creditors) for payment of certain accounts payable totaling approximately $288,500. We understand that there may be significant offsets held by the Company against these claims, and that the Company may have additional defenses to any collection action brought against it for payment of these amounts. No action has been commenced in this regard.

There were certain corporate guaranties assumed by the Company by virtue of PrintAmerica's merger into it. PrintAmerica had guaranteed up to $7.5 million in obligations of National Lithographers & Publishers, Inc., to First Southern Bank. On January 31, 2000, the Company independently guaranteed this same indebtedness. The underlying indebtedness secured by these guaranties was in default. The Company has entered into a settlement agreement with First Southern Bank releasing it from any obligations under the aforementioned corporate guaranties. See Item 1. Description of Business - Recent Developments.

The Company has recently settled an action instituted in Miami-Dade County Circuit Court in March 2000. The action arose from a corporate guarantee of PrintAmerica of approximately $1 million of certain indebtedness owed to Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). Merrill Lynch had instituted the action to collect the monies owed to it. See Item 1. Description of Business - Recent Developments.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our Security Holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Market Information

The Company's Common Stock is currently traded on the over-the-counter. On July 30, 1999, in connection with the merger of Net Lnnx, Inc. and PrintonTheNet.com, Inc., the Company's stock symbol changed from NLNX to POTN. The following table sets forth the high and low sales prices for the Company's Common Stock for each quarter within the two years ended December 31, 1999 as reported by the over-the-counter quotations. These prices do not reflect retail mark-ups, mark-downs or commissions and may not represent actual transactions.

1998 (as Net Lnnx, Inc.)                        High               Low
----                                            ----               ---
January 1 through March 31, 1998               0.750              0.250
April 1 through June 30, 1998                  0.813              0.250
July 1 through September 30, 1998              1.938              0.375
October 1 through December 31, 1998            0.656              0.250
1999 (Net Lnnx, Inc. through July 30)
----

January 1 through March 31, 1999               2.875              0.125
April 1 through June 30, 1999                  2.125              1.375
July 1 through September 30, 1999              2.500              0.625
October 1 through December 31, 1999            1.563              0.406

        Holders

The number of record holders of the Company's Common Stock as of March 31, 2000 was approximately 2,080.

        Dividends

The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements of POTN and subsidiaries, as of December 31, 1999, and the related notes to the Consolidated Financial Statements, along with the Consolidated Financial Statements of POTN and subsidiaries as of December 31, 1998, and the related Notes to Consolidated Financial Statements. Such Consolidated Financial Statements included (i) the historical accounts of POTN from January 27, 1999 (date incorporated) through December 31, 1999, and (ii) the historical accounts of PrintAmerica for the years ended December 31, 1999 and 1998. All significant intercompany balances and transactions have been eliminated. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States and have been audited by the Company's independent accountants.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

Results of Operations

Sales. The Company's sales increased 62.1% to $2.5 million during 1999, from $1.5 million during 1998. During 1999, the Company realized an entire year of sales relating to two acquisitions made in March 1998 and an acquisition made in April 1998. Additionally, the Company made an acquisition in May 1999 and two acquisitions in August 1999 further contributing to the significant increase in sales from 1998 to 1999.

Cost of Sales. Cost of Sales increased to $1,722,000 (68.8% of sales) during 1999 versus

$1,010,000 (65.4% of sales) during 1998. The increase in cost of sales as a percentage of sales is attributable to increased paper, labor and other production costs.

Selling and Advertising Expenses. Selling and advertising expenses increased to $150,000 (6.0% of sales) during 1999 versus $51,000 (3.3% of sales) during 1998.
The increase from 1998 to 1999 is attributable to increased efforts in advertising and marketing the Company.

Software Development Expenses. Software development expenses were $401,000 (16.0% of sales) during 1999. Such costs relate to development of the Company's web site, which is still under construction. The Company did not incur any such costs during 1998.

General and Administrative Expenses. General and administrative expenses increased to $1.6 million (64.6% of sales) during 1999 versus $425,000 (27.5 % of sales) during 1998. The increase from 1998 to 1999 is attributable to several factors, including (i) professional fees and other costs associated with being a publicly traded company and (ii) increased infrastructure costs incurred in readying the Company for future growth both internally and through acquisitions, and relating to implementation of the web site.

Interest. Interest expense increased to $163,000 during 1999, from $28,000 during 1998. The increase from 1998 to 1999 is due to an overall increase in short and long term debt and capital lease obligations relating to acquired companies and purchases of equipment.

Net Income (Loss). During 1999 the Company had a net loss of $1.5 million, or $.06 basic and diluted loss per share, compared to net income of $25,000, or $.03 basic and diluted earnings per share during 1998.

Liquidity and Capital Resources

Net cash used in operating activities was $538,000 during 1999. The significant 1999 components include decreased cash of $1.5 million resulting from the net loss (which was offset by non cash depreciation and amortization expenses of $168,000), increased cash of $737,000 resulting from increases in accounts payable and accrued expenses (such increases resulted primarily from significantly higher general and administrative expenses), and increased cash of $119,000 resulting from an increase in amounts due to affiliates.

During 1999 net cash used for investing activities was $465,000, of which $315,000 was attributable to purchases of property and equipment and $150,000 was attributable to certain businesses acquisitions.

During 1999 net cash provided by financing activities was $1,003,000, the more significant components of which included $904,000 provided by stockholder loans (net of repayments),

$100,000 received from the sale of warrants, $75,000 from capital contributions from stockholders, and offset by $108,000 in repayments of notes payable.

At December 31, 1999, the Company had long term notes payable and capital lease obligations of $634,000.

At December 31, 1999, the Company had a capital deficiency of approximately $954,000, and a working capital deficit (current assets minus current liabilities) of $2.1 million. Current liabilities include stockholder loans of $977,000 that were contributed to capital in June 2000. In February 2000 the Company raised approximately $1.4 million (net of offering costs) in a private placement equity offering, and in June 2000 the Company raised approximately $7 million (net of offering costs) in a private placement equity offering (this amount includes $1.8 million which was reinvested by subscribers in the Rescission offering). See Item 1. Description of Business - Recent Developments. The Company believes that such proceeds will be sufficient to fund the Company's operations through June 2001.

Forward Looking Statements

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of POTN and its subsidiaries' business and operations, plans, references to future success and other such matters, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to market successfully our on-line printing and publishing concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the Internet printing and publishing business and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7. Financial Statements

Immediately following the signature page in this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported on Form 8-K dated March 26, 1999 and on Form 8-K dated December 22, 1999.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors are as follows:

NAME                  AGE            POSITION
----                  ---            --------
Neal J. Polan         49             Chief Executive Officer/Director
Robert Priddy         53             Chairman of the Board

Management

A brief description of the key management of the Company is as follows:

Neal J. Polan founded Insight Management Corp. ("IMC") in 1983 and Insight Capital Partners LLC ("ICP" and, with IMC, the "Insight Companies") in 1995. IMC is an investment management firm, specializing in the reorganization and strategic acquisition of small to middle market companies. ICP provides financial advisory services to middle market companies. As a principal and executive officer of the Insight Companies, over the last two years, Mr. Polan has been involved in several Internet companies. In addition, from October 1999 through March 2000, Mr. Polan served on the Board of Directors of, and was Director of Strategic Planning for, Adatom.com (Nasdaq SmallCap: ADTM), an e-commerce infrastructure Internet company. From 1997 to October 1999, Mr. Polan served as the Chairman and Chief Executive Officer of HealthCore Medical Solutions (which merged with Adatom.com in October 1999), a healthcare company that marketed and administered a healthcare benefits program targeted at small and middle market businesses. From 1996 to 1998, Mr. Polan was a principal and managing director of National Financial Companies LLC, a middle market merchant bank specializing in early stage companies. Mr. Polan was also a founder, and from 1992 to 1994 President and a director, of Sterling Vision, Inc., a company that acquired the assets of Sterling Optical from Federal bankruptcy court in 1992. Sterling Vision, Inc. (Nasdaq: ISEE) completed a successful initial public offering in 1995.

Robert Priddy is an investor and principal of RMC Capital, LLC, an investment company which he founded in 1998, and a member of the Board of Directors and a Partner of the Placement Agent. Previously, Mr. Priddy was Chairman and Chief Executive Officer of

ValuJet, Inc. (now AirTran Holdings, Inc.) from its inception in 1992 until 1997, as well as the founder of Florida Gulf Airlines, a subsidiary of Mesa Airlines, where he was President from 1991 to 1993. From 1988 to 1991, he served as President and Chief Executive Officer of Air Midwest, Inc., a regional airline headquartered in Wichita, Kansas. Mr. Priddy was also one of the founders of Atlantic Southeast Airlines, a regional airline headquartered in Atlanta, Georgia, where he served as Vice President and Chief Financial Officer from 1979 to 1987. In addition, he is a member of the Board of Directors of several companies related to the Placement Agent.

The Company currently intends to appoint additional members to its Board of Directors.

Item 10. Executive Compensation

         Compensation

The following table sets forth information about the compensation paid or accrued by the Company to the Company's named executive officers, for the last three completed fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                              Long-Term
                                                                                            Compensation
                                                                                            ------------
                                                     Annual Compensation                       Awards
                                                  ---------------------------                  ------
             Name and                                                                   Securities Underlying
        Principal Position           Year           Salary              Bonus                  Options
        ------------------           ----         -----------           -----           ---------------------
   Benjamin Rogatinsky               1999         $ 48,750(1)            ---                     ---
   Chief Executive Officer           1998           39,000(2)            ---                     ---
                                     1997              ---               ---                     ---

   Samuel Rogatinsky                 1999         $ 48,750(1)            ---                     ---
   President                         1998           39,000(2)            ---                     ---
                                     1997              ---               ---                     ---

-------------------
(1)   Includes $29,250 salary paid by PrintAmerica Interactive, Inc.
(2)   Represents salary paid by PrintAmerica Interactive, Inc.

Compensation of Directors

The Company reimburses members of the Board of Directors for their expenses incurred in connection with their services as directors.

Compensation of Officers - Employment Agreements

The Company and Mr. Polan have entered into an employment agreement following the closing of the Offering. In connection with his employment thereunder, Mr. Polan will receive five-year warrants to purchase approximately 7,673,000 shares of Common Stock, exercisable at $.10 per share. These warrants will vest over a three year period.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to beneficial ownership of our Common Stock by each person who beneficially owns more than five (5%) percent of our Common Stock as of the date of this Report, including shares owned by its executive officers and directors. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them.

                    Name and Address of                         Percent of Class
Title of Class      Beneficial Owners(1)       No. of Shares         (%)(2)
--------------      --------------------       -------------    ----------------
Common Stock        Benjamin Rogatinsky          5,705,270            20.7
Common Stock        Samuel Rogatinsky            5,705,269            20.7
Common Stock        Neal J. Polan(3)             5,639,445            17.0
Common Stock        First Southern Bank(3)       5,000,000            15.4

-------------------
(1) Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons and entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through the Company's offices at 4491 South State Road 7, Suite 214, Fort Lauderdale, Florida 33314.

(2) Based on 27,560,456 shares of common stock outstanding as of the date hereof; does not include certain warrants issued to the Placement Agent (and its affiliates), Neal J. Polan (and his designees) and Robert Priddy which are exerciseable more than 60 days from the date of this Report. See Item 12. Certain Relationships and Related Transactions.

(3) Represent warrants to purchase shares of Common Stock which are currently exerciseable.

(4) Does not include warrants to purchase 13,548,600 shares of Common Stock issued to the Placement Agent which are currently exercisable.

Item 12. Certain Relationships and Related Transactions

Purchase of Warrants by Polan and Priddy

On April 18, 2000, Neal J. Polan purchased from the Company five year warrants to purchase 4,000,000 shares of Common Stock, exercisable for $.10 per share commencing on September 30, 2000. The purchase price for such warrants was $40,000. Mr. Polan also purchased warrants for an additional 1,000,000 shares of Common Stock on these same terms prior to the completion of its current Offering.

Mr. Priddy purchased two and one-half (2.5) units in the Company's February Placement which units will be converted into the Units sold in the current Offering. In addition, on April 18, 2000, Mr. Priddy purchased from the Company five year warrants to purchase 3,000,000 shares of Common Stock exercisable for $.10 per share commencing on September 30, 2000. The purchase price for such warrants was $30,000.

The warrants issued to Messrs. Polan and Priddy provide for registration rights with respect to the shares of Common Stock issuable upon exercise thereof.

Relationship With The Placement Agent

The Placement Agent is acting as placement agent in connection with the sale of the securities in the Offering. In connection therewith, the Company has agreed to pay the Placement Agent 10% of the excess of the gross proceeds received from the sale of Units in the Offering over $3,040,000 (the amount raised in the February Placement). In addition, the Placement Agent will receive warrants to purchase that number of shares of Common Stock equal to (a) 19.3% of the shares of Common Stock underlying the Preferred Stock included in the first $7,500,000 of Units sold in the Offering, and (b) 30% of the shares of Common Stock underlying the Preferred Stock included in the Units sold in excess of $7,500,000 in the Offering. These warrants provide for registration rights with respect to the shares of Common Stock issuable upon exercise thereof. If any Units included in the Over-Allotment Option are sold, the Placement Agent will receive additional fees and warrants.

Furthermore, the Placement Agent and certain of its associates, including Robert Priddy, purchased up to 15 ($1,500,000) Units in the Offering (in addition to the conversion of approximately $600,000 of units purchased in the February Placement into the Units offered in this Offering).

In connection with investment banking and advisory services provided by the Placement Agent to the Company, in December 1999, the Company sold to the Placement Agent and certain of its affiliates for $100,000 five year warrants (the "Advisory Warrants") to purchase 6,000,000 shares of Common Stock at an exercise price of $.10 per share. The Advisory Warrants are exercisable commencing December 31, 2000.

On April 18, 2000, Com Vest Capital Partners, LLC, an affiliate of the Placement Agent, purchased from the Company five-year warrants to purchase 8,000,000 shares of Common Stock exercisable for $.10 per share commencing on September 30, 2000. The purchase price for such warrants was $80,000. As a result of the closing of the Offering, the Placement Agent has the right to designate three out of seven directors to the Company's Board.

The Placement Agent was also granted a right of first refusal with respect to certain future financings and is a party to an advisory agreement with the Company entitling it to certain fees for assisting the Company with certain transactions.

In connection with its services as placement agent in the February Placement, upon the closing of such placement, the Placement Agent received (i) a commission of $212,800 (7% of the aggregate purchase price of the securities sold in such placement), and (ii) a structuring fee of $91,200 (3% of the aggregate purchase price of the securities sold in such placement). In addition, the Placement Agent and certain persons associated with the Placement Agent received Agent's Warrants to purchase 10% of the shares of Preferred Stock underlying the Units sold in the February Placement at an exercise price of $3.52 per share. These Agent's Warrants were be canceled upon the closing of the Offering.

Related Party Transactions

Certain transactions involving PrintAmerica are "related party transactions." These transactions are discussed in detail in our Report on Form 8-K filed on January 14, 2000.

Prior to December 1999, we obtained human resource services and leased our employees from National Payroll Services, Inc., an entity owned by Benjamin and Samuel Rogatinsky.

                                     PART IV

Item 13. Exhibits and Reports on From 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's Form DEF 14A, as filed with the Securities and Exchange Commission on July 12, 1999. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on August 8, 1999. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

2.1* Agreement and Plan of Merger by and between Net Lnnx, Inc. and PrintOnTheNet.com, Inc.

3.1(a)*  Restated Certificate of Incorporation of PrintOnTheNet.com, Inc.

3.1(b)   Certificate of Designations and Preferences.

3.2*     Bylaws of PrintOnTheNet.com, Inc.

10.1*    PrintOnTheNet.com, Inc. 1999 Stock Incentive Plan.

10.2 Debt Modification, Assumption and Settlment Agreement, dated as of May 19, 2000, by and among National Lithographers & Publishers, Inc., PrintOnTheNet.com, Inc., National Payroll Services, Inc., National Holding

         Company, Inc., Michele Rogatinsky, Benjamin Rogatinsky, Samuel Rogatinsky, Reuben and Shulamit Rogatinsky, the Rogatinsky Family Trust, Royal Industries & Distribution, Inc., 299 Holdings, Inc. and First Southern Bank.

10.3 Stock Purchase Agreements, dated as of June 8, 2000, by and between Benjamin Rogatinsky and PrintOnTheNet.com, Inc.

10.4 Stock Purchase Agreements, dated as of June 8, 2999, by and between Samuel Rogatinsky and PrintOnTheNet.com, Inc.

10.5     Employment Agreement dated June 8, 2000 by and between
         PrintOnTheNet.com, Inc. and Neal J. Polan.

21       Subsidiaries of the registrant.

23.1a    Independent Auditors' Consent of Richard A. Eisner & Co.

23.1b    Independent Auditors' Consent of Esteban Brown CPA, PA

27       Financial Data Schedule.


(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRINTONTHENET.COM, INC.

Date: June 15, 2000                          By: /s/ Neal J. Polan
                                                --------------------------------
                                                Chief Executive Officer,
                                                and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                              Title                              Date
----                              -----                              ----

Robert Norris                      CFO                            June 15, 2000

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Contents
                                                                           Page
Consolidated Financial Statements

    Independent auditors' report December 31, 1999                         F-2

    Independent auditor's report December 31, 1998                         F-3

    Balance sheet as of December 31, 1999                                  F-4

    Statements of income (loss) for the years ended December 31, 1999
      and 1998                                                             F-5

    Statements of stockholders' equity (capital deficiency) for the
      years ended December 31, 1999 and 1998                               F-6

    Statements of cash flows for the years ended December 31, 1999
      and 1998                                                             F-7

    Notes to financial statements                                          F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PrintOnTheNet.Com, Inc.

We have audited the accompanying consolidated balance sheet of PrintOnTheNet.Com, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income (loss), stockholders' equity (capital deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of PrintOnTheNet.Com, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
April 7, 2000

With respect to Note G
June 8, 2000

With respect to Note L
May 19, 2000

With respect to the last paragraph of Note A, and Notes M[2] and M[3]
June 5, 2000

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of PrintAmerica Interactive, Inc.

I have audited the consolidated statements of income, stockholders' equity and cash flows of PrintAmerica Interactive, Inc. (a Florida corporation) and subsidiary for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted this audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PrintAmerica Interactive, Inc. and subsidiary for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

Esteban Brown CPA, PA

Miami, Florida
December 17, 1999

With respect to Notes G and L
June 8, 2000

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 1999

ASSETS
Current assets:
   Due from factor                                                                   $    43,000
   Accounts receivable, net of allowance for doubtful accounts of $25,000                 14,000
   Inventories                                                                           154,000
                                                                                     -----------
      Total current assets                                                               211,000

Property and equipment, net of accumulated depreciation and amortization of $97,000      822,000
Goodwill and other intangible assets, net of accumulated amortization of $139,000        936,000
Other assets                                                                              32,000
                                                                                     -----------
                                                                                     $ 2,001,000
                                                                                     ===========
Liabilities and CAPITAL DEFICIENCY
   Current liabilities:
   Notes payable, current portion                                                    $   148,000
   Capital lease obligations, current portion                                             30,000
   Bank overdraft                                                                         25,000
   Accounts payable                                                                      831,000
   Accrued expenses                                                                      132,000
   Due to affiliate                                                                      178,000
   Stockholder loans                                                                     977,000
                                                                                     -----------
      Total current liabilities                                                        2,321,000

Notes payable - noncurrent portion                                                       516,000
Capital lease obligations - noncurrent portion                                           118,000
                                                                                     -----------
                                                                                       2,955,000
                                                                                     -----------
Commitments and contingencies

Capital deficiency:
   Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
   Common stock, $.001 par value, 80,000,000 shares authorized, 27,560,456 shares
      issued and outstanding                                                              28,000
   Additional paid-in capital                                                            539,000
   Accumulated deficit                                                                (1,521,000)
                                                                                     -----------
                                                                                        (954,000)
                                                                                     -----------
                                                                                     $ 2,001,000
                                                                                     ===========

                       See notes to financial statements

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

                                                              Year Ended
                                                             December 31,
                                                     ---------------------------
                                                          1999           1998
                                                     ------------   ------------
Sales                                                $  2,503,000   $  1,544,000
Cost of sales                                           1,722,000      1,010,000
                                                     ------------   ------------
Gross profit                                              781,000        534,000

Selling and advertising expenses                          150,000         51,000
Software development expenses                             401,000
General and administrative expenses                     1,616,000        425,000
                                                     ------------   ------------
Income (loss) from operations                          (1,386,000)        58,000
Interest expense                                         (163,000)       (28,000)
                                                     ------------   ------------
Income (loss) before income taxes                      (1,549,000)        30,000
(Provision) benefit for income taxes                        2,000         (5,000)
                                                     ------------   ------------
Net income (loss)                                    $ (1,547,000)  $     25,000
                                                     ============   ============
Net income (loss) per common share:
   Basic and diluted                                 $      (0.06)  $       0.03
                                                     ============   ============
Weighted average shares outstanding                    25,230,000      1,000,000
                                                     ============   ============

                       See notes to financial statements

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Capital Deficiency)

                                                    Common Stock
                                              -------------------------   Additional     Retained
                                               Number of                    Paid-In      Earnings
                                                Shares        Amount        Capital      (Deficit)       Total
                                              -----------   -----------   -----------   -----------   -----------
Balance - January 1, 1998                       1,000,000   $     1,000   $    36,000   $     1,000   $    38,000
Cash contributions by principal stockholders                                   56,000                      56,000
Services contributed by an affiliated entity                                   12,000                      12,000
Net income                                                                                   25,000        25,000
                                              -----------   -----------   -----------   -----------   -----------
Balance - December 31, 1998                     1,000,000         1,000       104,000        26,000       131,000
Common stock issued to founders of the
   Company                                     23,707,000        24,000                                    24,000
Cash contributions by principal stockholders                                   75,000                      75,000
Common stock issued to Net Lnnx, Inc.
   stockholders                                 2,634,000         3,000        (3,000)                          0
Common stock issued in connection with
   acquisitions                                   204,000                     248,000                     248,000
Common stock issued for services                   15,000                      15,000                      15,000
Sale of warrants                                                              100,000                     100,000
Net loss                                                                                 (1,547,000)   (1,547,000)
                                              -----------   -----------   -----------   -----------   -----------
Balance - December 31, 1999                    27,560,000   $    28,000   $   539,000   $(1,521,000)  $  (954,000)
                                              ===========   ===========   ===========   ===========   ===========

                       See notes to financial statements

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                        Year Ended
                                                                                        December 31,
                                                                                 -------------------------
                                                                                     1999          1998
                                                                                 -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                                             $(1,547,000)  $    25,000
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                168,000        62,000
        Provision for bad debts                                                       25,000
        Issuance of common stock for services                                         15,000
        Services contributed by an affiliated entity                                                12,000
        Deferred income taxes                                                         (2,000)        2,000
        Changes in:
           Due from factor                                                             2,000       (45,000)
           Accounts receivable                                                       (19,000)       59,000
           Inventories                                                               (27,000)     (117,000)
           Prepaid expenses                                                            5,000        (5,000)
           Other assets                                                              (26,000)       (6,000)
           Accounts payable                                                          618,000        29,000
           Accrued expenses                                                          119,000        11,000
           Due to affiliate                                                          131,000        46,000
                                                                                 -----------   -----------
              Net cash (used in) provided by operating activities                   (538,000)       73,000
                                                                                 -----------   -----------
Cash flows from investing activities:
   Purchases of property and equipment                                              (315,000)     (104,000)
   Net cash payments for acquisitions                                               (150,000)      (40,000)
                                                                                 -----------   -----------
              Net cash used in investing activities                                 (465,000)     (144,000)
                                                                                 -----------   -----------
Cash flows from financing activities:
   Bank overdraft                                                                     11,000        15,000
   Capital contributions by principal stockholders                                    75,000        56,000
   Proceeds from stockholder loans (net of repayments)                               904,000        73,000
   Principal repayments on notes payable                                            (108,000)      (82,000)
   Principal repayments on capital lease obligations                                  (3,000)
   Proceeds from issuance of common stock                                             24,000
   Proceeds from sale of warrants                                                    100,000
                                                                                 -----------   -----------
              Net cash provided by financing activities                            1,003,000        62,000
                                                                                 -----------   -----------
Net increase (decrease) in cash and cash equivalents                                       0        (9,000)
Cash and cash equivalents - beginning of year                                              0         9,000
                                                                                 -----------   -----------
Cash and cash equivalents - end of year                                          $         0   $         0
                                                                                 ===========   ===========
Supplemental disclosures of cash flow information:
   Cash paid during the years for:
      Interest                                                                   $   163,000   $    28,000

Supplemental schedule of noncash investing and financing activities:
   Capital lease obligations                                                     $   151,000
   Notes issued to acquire property and equipment                                              $    80,000

                       See notes to financial statements

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

PrintOnTheNet.Com, Inc. ("POTN" or the "Company"), formerly known as Net Lnnx, Inc. ("Net Lnnx"), provides printing services for small to medium sized businesses and consumers in the South Florida region. The Company intends to provide the same printing services through the Internet and is currently developing its website and the related software. Customers will have access to a private customized secure website containing a digital catalog of their custom printed materials, with which they can modify and proofread their orders using any Internet enabled personal computer. These orders will be printed at the Company's printing facilities.

On March 11, 1999, a wholly-owned subsidiary of Net Lnnx, a Pennsylvania corporation, merged with and into POTN, a Florida corporation formed on January 27, 1999, and POTN was the surviving corporate entity. Pursuant to the merger, Net Lnnx issued an aggregate of 16,500,000 shares of its common stock and 1,000,000 shares of its preferred stock in exchange for all the common stock of POTN. Each share of preferred stock was convertible into 7.207 shares of common stock. The merger was accounted for as a recapitalization (reverse acquisition) with POTN as the acquirer for financial reporting purposes since POTN's stockholders owned approximately 90% of the merged entity. Net Lnnx was an inactive public corporation with no significant assets or liabilities on the date of acquisition.

On July 26, 1999, Net Lnnx was merged into its wholly-owned subsidiary, POTN. Pursuant to the merger, each share of common stock of Net Lnnx was converted into one share of POTN, and each share of preferred stock of Net Lnnx was converted into 7.207 shares of common stock of POTN, resulting in the issuance of 26,341,000 shares of common stock.

On December 30, 1999, the Company acquired PrintAmerica Interactive, Inc. ("PrintAmerica") for 1,000,000 shares of common stock. The acquisition was recorded at the historical cost of PrintAmerica's assets and liabilities in a manner similar to a pooling of interests for accounting purposes since PrintAmerica was owned by the parents of the Company's two principal stockholders who collectively owned approximately 86% of the common stock of POTN on the date of the acquisition. PrintAmerica was merged into POTN in January 2000.

The accompanying financial statements include (i) the historical accounts of POTN from January 27, 1999 (date incorporated) through December 31, 1999, and
(ii) the historical accounts of PrintAmerica and its wholly owned subsidiary Denny Printing, Corp. for the years ended December 31, 1999 and 1998. All significant intercompany balances and transactions have been eliminated.

The Company has sustained recent operating losses and such losses are expected to continue. At December 31, 1999, the Company had a substantial working capital deficiency and lacked the resources to repay its indebtedness including amounts owed under guarantees. In February and June 2000, the Company completed two private placements of its convertible preferred stock and realized aggregate net proceeds of approximately $6,128,000 (Note M). Management believes that such proceeds will be sufficient to fund the Company's operations through June 2001. Further, the Company negotiated a settlement and obtained releases of the guarantees described in Note L.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]    Due from factor:

       The Company has a factoring agreement (the "Agreement") with First Southern Bank (the "Bank") whereby the Company sells eligible accounts receivable to the Bank. The Bank charges a service fee of 3.25% of the face amount of each invoice, and holds back 10% (the "holdback"), pending collection by the Bank of the invoice amount. When the invoice is collected by the Bank, the holdback is remitted to the Company. At the Bank's discretion, accounts receivable remaining uncollected past ninety days are subject to repurchase by the Company. The Bank is secured and has filed a UCC financing statement covering all accounts receivable, inventory, and all other intangible and tangible assets of the Company, including the holdback, which amounted to $43,000 at December 31, 1999.

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[1]    Due from factor:  (continued)

       As of December 31, 1999, the Company had sold $512,000 of accounts receivable which the Company could be obligated to repurchase if the underlying accounts receivable were not collected by the Bank. In March 2000, the Agreement was terminated and the Company repurchased all uncollected accounts receivable previously sold to the Bank amounting to $346,000.

[2]    Inventory:

       Inventory is stated at the lower of cost or market and consists of raw materials and work-in-process. Cost is computed on a first-in, first-out basis.

[3]    Property and equipment:

       Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (3 to 20 years). Leasehold improvements are amortized over the shorter of (a) the term of the lease or (b) the useful life of the improvements.

[4]    Long-lived assets:

       The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flows analysis to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. No such losses have been recorded.

[5]    Software development expenses:

       The Company accounts for software development costs in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Through December 31, 1999, all such costs have been expensed.

[6]    Revenue recognition:

       Revenue from the sale of printed business materials is recognized upon shipment of product to the customer.

[7]    Advertising:

       The Company expenses advertising costs as incurred. For the years ended December 31, 1999 and 1998, advertising expenses were approximately $47,000 and $1,000, respectively.

[8]    Income taxes:

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[9]    Concentrations of credit risks:

       The Company reviews the credit histories of potential customers prior to extending credit and maintains allowances for potential credit losses. The Company had one customer who accounted for approximately 17% of sales in 1999 (the customer accounted for less than 10% in 1998). The Company maintains its cash and cash equivalents in bank accounts in amounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

[10]   Net earnings (loss) per share:

       Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share for 1999 is based only on the weighted average number of common shares outstanding during the period as the inclusion of stock options and warrants would have been antidilutive.

[11]   Use of estimates in the preparation of financial statements:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[12]   Stock-based compensation:

       The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. See Note I to the financial statements for further information.

NOTE C - ACQUISITIONS

On December 30, 1999, POTN acquired PrintAmerica in a transaction (the "Acquisition") in which all of PrintAmerica's outstanding common stock was acquired for 1,000,000 shares of the Company's common stock. In connection with the Acquisition, the sellers executed a noncompete agreement. PrintAmerica, which began operations in the second half of 1997, provides quick print services in South Florida. PrintAmerica operates from three production facilities located in South Florida, and is the culmination of five separate acquisitions of quick print businesses.

The Acquisition was recorded at historical cost in a manner similar to a pooling of interests for accounting purposes since 100% of the common stock of PrintAmerica was owned by the parents of Benjamin Rogatinsky and Samuel Rogatinsky (the "Rogatinskys"), who were the principal officers and collectively owned approximately 89% of the common stock of POTN on the date of acquisition. In addition, the Rogatinskys served as officers of PrintAmerica. Accordingly, the consolidated financial statements include the results of operations of PrintAmerica for all periods presented.

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE C - ACQUISITIONS  (CONTINUED)

During 1999, the Company purchased certain assets and liabilities and the operations of three South Florida printing companies: Bailey's Printing Plus, Inc. ("Bailey's"), Ivan's Quick Print, Inc. ("Ivan's"), and Sun Graphics, Inc. ("Sun Graphics"). The transactions are summarized as follows:

                                       Total        Bailey's         Ivan's       Sun Graphics
                                     --------       --------        --------        --------
Acquisition date                                August, 1999    August, 1999       May, 1999
Common shares issued to:
   Seller                             186,054        120,000          66,054
   Broker                              18,320         18,320

Value of common shares issued to:
   Seller (1)                        $225,000       $150,000        $ 75,000
   Broker                              23,000         23,000
Cash paid to seller                   150,000         50,000          25,000        $ 75,000
Notes payable issued to seller        280,000         15,000                         265,000
Liability assumed                      13,000         13,000
                                     --------       --------        --------        --------
                                     $691,000       $251,000        $100,000        $340,000
                                     ========       ========        ========        ========

(1) Additional cash or shares are payable to the sellers of Bailey's and Ivan's if the value of the shares issued to such sellers are worth less than $150,000 and $75,000 on February 23, 2001 and August 27, 2001,
         respectively.

The 1999 acquisitions were accounted for under the purchase method resulting in the following aggregate allocation of purchase price:

       Property, plant and equipment                $    45,000
       Inventory                                          2,000
       Noncompete agreements                             75,000
       Goodwill                                         569,000
                                                    -----------
       Total purchase price                         $   691,000
                                                    ===========

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE C - ACQUISITIONS  (CONTINUED)

During 1998, the Company purchased certain assets and liabilities and the operations of two South Florida printing companies: RJ Menu Company ("RJ Menu"), and Cloverleaf Printing, Inc. ("Cloverleaf") and all of the shares of common stock of Denny Printing Corp. ("Denny"). The transactions are summarized as follows:

                           Total         Denny        RJ Menu      Cloverleaf
                          --------      --------      --------      --------
Acquisition date                     April, 1998   March, 1998   March, 1998
Cash paid                 $ 55,000      $ 30,000      $ 25,000
Notes payable issued       321,000        70,000       100,000      $151,000
                          --------      --------      --------      --------
                          $376,000      $100,000      $125,000      $151,000
                          ========      ========      ========      ========

The 1998 acquisitions were accounted for under the purchase method resulting in the following aggregate allocation of purchase price:

        Cash                                           $    15,000
        Accounts receivable                                 63,000
        Inventory                                            6,000
        Property, plant and equipment                      236,000
        Noncompete agreements                               75,000
        Goodwill                                           212,000
        Assumption of debt and trade payables             (231,000)
                                                       -----------
        Total purchase price                           $   376,000
                                                       ===========

The following table represents unaudited consolidated pro forma information as if the acquisitions had occurred at the beginning of the periods presented. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that actually would have occurred had the acquisitions occurred at the beginning of the periods presented.

                                         Year Ended
                                         December 31,
                                 ----------------------------
                                     1999             1998
                                 ------------    ------------
                                         (unaudited)
Revenue                          $  3,218,000    $  3,143,000
                                 ============    ============
Net loss                           (1,601,000)        (46,000)
                                 ============    ============
Loss per common share:
   Basic and diluted             $      (0.06)   $       0.00
                                 ============    ============
Shares used in computing loss
   per common share:
      Basic and diluted            25,364,000      25,359,000
                                 ============    ============

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE D - PROPERTY AND EQUIPMENT

A summary of property and equipment as of December 31, 1999 is as follows:

                                                                 Estimated
                                                            Useful Life - Years
                                                            -------------------
       Manufacturing equipment                $   527,000         10 - 20
       Office equipment                           116,000          3 - 10
       Vehicles                                    10,000            5
       Leasehold improvements                     266,000           10
                                              -----------
                                                  919,000
       Less accumulated depreciation and
          amortization                            (97,000)
                                              -----------
                                              $   822,000
                                              ===========

Included in property and equipment is equipment under capital leases amounting to $151,000 at December 31, 1999. Accumulated depreciation for equipment under capital leases was $8,000 as of December 31, 1999.

Depreciation expense was $83,000 and $14,000 for the years ended December 31, 1999 and 1998, respectively, of which $4,000 and $0 was attributable to equipment under capital leases.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill                                       $     900,000
       Covenants not to compete                             175,000
                                                      -------------
                                                          1,075,000
       Less accumulated amortization                       (139,000)
                                                      -------------
       Intangibles, net                               $     936,000
                                                      =============

Goodwill and covenants not to compete are being amortized over ten years and periods from three to five years, respectively. Amortization expense was $85,000 and $48,000 for the years ended December 31, 1999 and 1998, respectively.

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE F - NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASE

[1]    Notes Payable:

       Notes payable at December 31, 1999 consists of the following:

       Acquisition Notes:

            Note dated August 25, 1999 issued by POTN to acquire
            Bailey's. Face value of $15,000, monthly principal
            and interest payment of $1,000 (interest at 6.5%)
            payable through February 2001.                             $ 12,000

            Note dated May 5, 1999, issued by PrintAmerica to
            acquire Sun Graphics. Face value of $265,000, monthly
            principal and interest payment of $3,000 (interest at
            7%) based on a 10 year amortization period with a
            final balloon payment of $100,000 in May 2006.              254,000

            Note dated August 28, 1997 issued by PrintAmerica to
            acquire Kram Printing, Inc. Face value of $125,000,
            with monthly principal and interest payment of $3,000
            (interest at 7%) payable through September 2002.             74,000

            Note dated April 13, 1998, issued by PrintAmerica to
            acquire Denny. Face value of $70,000, monthly
            principal and interest payment of $1,000 (interest at
            6.5%) payable through April 2003.                            49,000

            Note dated March 16, 1998, issued by PrintAmerica to
            acquire RJ Menu. Face value of $100,000, monthly
            principal and interest payment of $1,000 (interest at
            6.5%) payable through March 2005.                            79,000

            Note dated March 16, 1998, issued by PrintAmerica to
            acquire Cloverleaf. Face value of $151,000, monthly
            principal and interest payment of $2,000 (interest at
            6.5%) based on a ten-year amortization period.
            Additional principal payments of $25,000 in April
            2000, $25,000 in April 2001, and a final balloon
            payment of $46,000 in April 2002.                           131,000

       All of the above notes are collateralized by a first lien on the assets acquired in the respective acquisitions.

       Equipment Notes:

            Note dated October 24, 1998 issued for purchase of
            equipment. Face value of $52,000, monthly principal
            and interest payment of $1,000 (interest at 10%)
            payable through August 2002, collateralized by
            manufacturing equipment.                                     38,000

            Note dated April 24, 1998 issued to First Southern
            Bank for purchase of equipment. Face value of
            $28,000, monthly principal and interest payment of
            $1,000 (interest at 10%) payable through March 2000,
            collateralized by manufacturing equipment.                   14,000

            Assumption of note in connection with the acquisition
            of Bailey's, monthly principal and interest payment
            of $1,000 (interest at 10%) payable through October
            2002.                                                        13,000
                                                                     ----------
                                                                        664,000
       Less current portion                                            (148,000)
                                                                     ----------
       Long-term debt                                                $  516,000
                                                                     ==========

       At December 31, 1999, aggregate maturities of notes payable were as follows:

            2000                               $   148,000
            2001                                   140,000
            2002                                   142,000
            2003                                    46,000
            2004                                    43,000
            Thereafter                             145,000
                                               -----------
                                               $   664,000
                                               ===========

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE F - NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASE  (CONTINUED)

[2]    Obligations Under Capital Leases:

       Obligations under capital leases are stated on the accompanying consolidated balance sheet at the present value of future minimum lease payments. Included in obligations under capital leases is $119,000 payable to First Southern Bank. This obligation is not part of the settlement discussed in Note L. Interest rates on capital leases range between 9.4% and 26.9%.

       Future minimum payments under capital lease obligations as of December 31, 1999 are as follows:

                                                          Amount
                                                       -----------
           2000                                        $    51,000
           2001                                             33,000
           2002                                             28,000
           2003                                             28,000
           2004                                             25,000
           Thereafter                                       33,000
                                                       -----------
                                                           198,000
           Less amount representing interest               (50,000)
                                                       -----------
                                                           148,000
           Less current portion                            (30,000)
                                                       -----------
                                                       $   118,000
                                                       ===========
NOTE G - STOCKHOLDER LOANS

Through December 31, 1999, the Rogatinskys funded the Company's operations with personal loans including amounts borrowed through National Holding Company, Inc.'s ("National Holding", affiliated with the Company through common ownership) account with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). These loans were interest free and had no fixed due date. PrintAmerica had co-guaranteed the National Holding debt to Merrill Lynch. On March 15, 2000, Merrill Lynch initiated a lawsuit against National Holding and the guarantors demanding repayment of the loans. In June 2000, all amounts due from the Company to the Rogatinskys pursuant to such loans were contributed to the capital of the Company, and the lawsuit was settled and the guarantees released (see Note L).

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE H - INCOME TAXES

The provision (benefit) for income taxes shown in the consolidated statements of operations consists of the following:

                                             Year Ended
                                             December 31,
                                         -------------------
                                           1999        1998
                                         -------     -------
Current:
   Federal                                           $ 2,000
   State                                               1,000
                                                     -------
   Total current provision                             3,000
                                                     -------
Deferred:
   Federal                               $(1,000)      1,000
   State                                  (1,000)      1,000
                                         -------     -------
   Total deferred provision (benefit)     (2,000)      2,000
                                         -------     -------
                                         $(2,000)    $ 5,000
                                         =======     =======

The difference between the income tax expense (benefit) and the amounts calculated using the federal income tax rate of 34% for 1999 and 15% for 1998, is summarized as follows:

                                                         Year Ended
                                                         December 31,
                                                    -----------------------
                                                       1999          1998
                                                    ---------     ---------
Tax (benefit) expense at federal statutory rate $(527,000) $ 4,000 State income tax (benefit) expense, net of
   federal tax effect                                 (58,000)        1,000
Increase in valuation allowance                       578,000
Other                                                   5,000
                                                    ---------     ---------
                                                    $  (2,000)    $   5,000
                                                    =========     =========

Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                         Year Ended
                                         December 31,
                                   -----------------------
                                      1999          1998
                                   ---------     ---------
Intangible assets                  $  24,000     $   5,000
Depreciation                         (26,000)       (7,000)
Allowance for doubtful accounts        9,000
Net operating loss                   571,000
Valuation allowance                 (578,000)
                                   ---------     ---------
                                   $       0     $  (2,000)
                                   =========     =========

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE H - INCOME TAXES  (CONTINUED)

The Company provided a valuation allowance against the full amount of the net deferred tax asset since the likelihood of realization cannot be determined. The Company has a tax operating loss carryforward of approximately $1,518,000 expiring through the year 2019.

NOTE I - STOCK INCENTIVE PLANS AND WARRANTS

Net Lnnx had 75,000 stock options outstanding under the Net Lnnx 1997 Restricted Stock Plan as of the date of the merger with POTN. These options expired in November 1999, and no further options were granted under this plan.

On July 26, 1999, the Board of Directors authorized, and the stockholders approved, the 1999 Stock Incentive Plan (the "Plan"). Under the Plan, employees, consultants and advisors may receive awards of nonqualified options and incentive options, stock appreciation rights or restricted stock. A maximum of 4,000,000 shares of common stock are subject to the Plan. The Plan terminates on July 26, 2009 unless terminated sooner by the Company. The exercise price of incentive options granted under the Plan shall in no event be less than 100% of the fair market value of the Company's common stock on the date of grant (110 % of fair market value if granted to an employee who owns 10% or more of the voting common stock of the Company on the date of grant).

As of December 31, 1999, no stock appreciation rights had been granted under the Plan, and an incentive option to purchase 125,000 shares of Common Stock, vesting in four equal annual installments beginning on November 22, 2000, was granted to the Company's Chief Financial Officer. In addition, 15,000 restricted shares of common stock were issued in August 1999 pursuant to the Plan for services.

The Company applies APB 25 in accounting for stock options and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plan been determined based upon the fair value of the option at the grant date of the award under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for the year ended December 31, 1999 would have been approximately $1,551,000 or $0.06 per share. The weighted average fair value of the option granted is estimated at $0.84 per share, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 180%, risk-free interest rate of 6.19% and expected life of five years.

Additional information with respect to the stock option activity is presented below:

                                                                    Weighted
                                                        Weighted-    Average
                                                         Average    Remaining
                                                        Exercise   Contractual
                                            Shares       Price        Life
                                            -------     --------   ----------
Option outstanding at beginning of year      75,000     $  0.687
Option granted                              125,000        0.875
Option forfeited                            (75,000)      (0.687)
                                            -------     --------
Option outstanding at end of year           125,000     $  0.875   3.875 years
                                            =======     ========
Option exercisable at end of year                 0
                                            =======

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE I - STOCK INCENTIVE PLANS AND WARRANTS  (CONTINUED)

On December 20, 1999 the Company sold to an investment banking firm for $100,000 warrants (the "Advisory Warrants") to purchase 6,000,000 shares of common stock of the Company at an exercise price of $.10 per share for services rendered in connection with the private placement offering of the Company's securities in February 2000.

NOTE J - COMMITMENTS AND CONTINGENCY

[1]    Commitments:

       The Company has non-cancelable operating leases (including leases with related parties) for use of its office and printing facilities and various equipment. Certain of these leases require payment of various expenses as additional rent. Certain leases contain renewal options and escalation clauses.

       In January 2000, the Company entered into a lease for office space, which was modified in April 2000 to reduce the leased space.

       Minimum future rental payments for each of the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year are:

                                            Amount
                                         -----------
           2000                            $ 240,000
           2001                              230,000
           2002                              169,000
           2003                              152,000
           2004                              143,000
           Thereafter                        606,000
                                         -----------
                                         $ 1,540,000

       Rent and equipment lease expense for the years ended December 31, 1999 and 1998 under various operating leases amounted to $190,000 and $47,000, respectively.

[2]    Contingency:

       Neither the private placement memorandum provided to investors in the February 2000 offering of the Company's securities nor documents filed with the Securities and Exchange Commission related to the PrintAmerica merger, disclosed the existence of the corporate guarantees of certain obligations of affiliated entities (Note L). The Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities or certain persons who bought or sold the Company's securities during the relevant time period. The Company has offered the investors in the February 2000 private placement, the right to rescind their investment (see Note M[1]).

NOTE K - RELATED PARTY TRANSACTIONS

The Company has two lease agreements with US Property Management, Inc. ("US Property", a related party through common ownership) for two of its facilities. Total rent expense related to these leases was $127,000 and $12,000 during the years ended December 31, 1999 and 1998, respectively. US Property did not require the Company to pay the 1998 amount, which was credited to paid-in capital. In addition, the Company paid US Property $201,000, for leasehold improvements.

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE K - RELATED PARTY TRANSACTIONS  (CONTINUED)

During the years ended December 31, 1999 and 1998, the Company purchased $163,000 and $78,000, respectively, of printing materials and printing services from National Lithographers & Publishers, Inc. ("National Lithographers") and $16,000 and $28,000 from Royal Industries, Inc., (both related parties through common ownership). In addition, the Company provided $39,000 and $31,000 of printing services to National Lithographers during the same periods. At December 31, 1999, the net amount due to National Lithographers was $178,000.

The Company leased its employees from National Payroll Services, Inc., (a related party through common ownership). The amounts charged for salaries, wages and the related employment taxes and other benefits totaled $856,000 and $523,000 for the years ended December 31, 1999 and 1998, respectively.

The Company paid consulting fees of $36,000 and $41,000 to a relative of the Rogatinskys during the years ended December 31, 1999 and 1998, respectively.

The Company's Chief Financial Officer has a financial interest in the note issued pursuant to the Cloverleaf acquisition due to his equity interest in Cloverleaf.

NOTE L - GUARANTEES AND LITIGATION MATTERS

Subsequent to its merger with PrintAmerica, the Company became aware that PrintAmerica had co-guaranteed up to $7,500,000 in obligations of National Lithographers to First Southern Bank (the "Bank"). In January 2000, the Company guaranteed this same indebtedness to the Bank. The underlying indebtedness secured by these guarantees is in default and there are insufficient assets of National Lithographers to satisfy the debt. The Bank has instituted proceedings against National Lithographers to collect the amount owed.

PrintAmerica had also co-guaranteed the obligations of National Holding (parent of National Lithographers) to Merrill Lynch. On March 15, 2000, National Holding's indebtedness to Merrill Lynch of approximately $1,045,000 was in default and Merrill Lynch instituted a lawsuit against the borrowers and all the guarantors to collect the amount owed.

On May 19, 2000, the Company, the Rogatinskys, Merrill Lynch and the Bank negotiated a settlement and the Company obtained a release from the guarantees and dismissal of the Merrill Lynch action as against the Company. Pursuant to the settlement:

(a) All shares of POTN common stock owned by the Rogatinskys, their families and related entities are pledged to the Bank and the Company was assigned a second priority lien on the same (except with respect to 1,250,000 shares (as described below)). The Bank continues to have a first priority lien on the shares acquired or received by the Company in (b), (c) and
       (d) below. Merrill Lynch holds a second priority position with respect to 1,250,000 shares of the Company's stock owned by the Rogatinskys which pledge will be released upon the sale of such shares to the Company for $112,500 on June 30, 2000 (see (c) below).

(b) The Company purchased 11,111,111 shares of its common stock for $1,000,000 ($0.09 per share) from the Rogatinskys. The proceeds received by the Rogatinskys from the sale of these shares were paid to Merrill Lynch and the Bank.

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE L - GUARANTEES AND LITIGATION MATTERS  (CONTINUED)

(c) The balance owed to Merrill Lynch is to be satisfied personally by the Rogatinskys. Further, on or before each of June 30, 2000 and June 30, 2001, the Rogatinskys at their option may sell to the Company that number of shares required to generate proceeds of up to $112,500 on June 30, 2000, and $142,500 on June 30, 2001 ($255,000 in the aggregate). Such proceeds are to be paid directly to Merrill Lynch. The price per share with respect to each such sale will be the lower of $0.09 per share, or one-half of the then current market price per share.

(d) The Company purchased a printing press from National Lithographers (and obtained an assignment of lien from Merrill Lynch), which was being used at National Lithographers, for $225,000. Should the Company sell the press and receive net proceeds of less than $225,000, the Rogatinskys are obligated to (i) transfer to the Company, such additional number of shares of POTN common stock at the lesser of $0.09 per share, or one-half of the then current market price per share to make up any shortfall, or
       (ii) under certain circumstances, sell enough shares to generate proceeds sufficient to pay the shortfall.

(e) The Company will be required to issue additional common stock at a currently indeterminate price to the Rogatinskys if in the future (excluding the May 2000 private placement and certain other stock issuances), the Company sells its common stock at less than $0.30 per share, and if the common stock is trading at less than $0.30 per share. These shares will be pledged to the Bank as additional collateral.

(f) The Company issued to the Bank two-year warrants to purchase 5,000,000 shares of the Company's common stock at $0.30 per share.

(g) The shares pledged to the Bank are initially restricted from sale following the date of settlement. Such shares may be liquidated by the Bank pursuant to terms of the settlement agreement. The Company has a right of first refusal with respect to the sale of the pledged common stock, which right is subordinate to an identical one held by the Rogatinskys.

(h) All of the shares issued in connection with the acquisition of PrintAmerica (Note C) will be returned to the Company.

(i)    The Rogatinskys have resigned as officers and directors of the Company.

(j) All amounts payable by the Company pursuant to stockholder loans (Note G) were contributed to the capital of the Company.

NOTE M - SUBSEQUENT EVENTS

[1]    February 2000 private placement:

       In February 2000, the Company raised approximately $2,677,000 (net of offering costs of $363,000) in a private placement offering of units. Each unit was sold for $100,000 and consisted of 28,409 shares of Series A Convertible Preferred Stock (each share is convertible into 10 shares of common stock) having a liquidation value of $3.52 per share. An aggregate of 863,633 shares of Series A Convertible Preferred Stock were issued. The placement agent, Commonwealth Associates, L.P. ("Commonwealth") received fees of 10% of the gross proceeds, reimbursement of certain expenses, and warrants to purchase 86,363 shares of Series A Convertible Preferred Stock at an exercise price of $3.52 per share. In addition, in December 1999, Commonwealth purchased from the Company for $100,000 warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.10 per share. These warrants expire in December 2005. In March 2000, upon recognition that certain co-guarantees (see Note L) had not been disclosed in the private placement memorandum circulated for this offering, the Company offered rescission

PRINTONTHENET.COM, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE M - SUBSEQUENT EVENTS  (CONTINUED)

[1]    February 2000 private placement:  (continued)

       to the subscribers of the units. The Company also returned approximately $1,277,000 of unexpended funds into an escrow account for the benefit of the subscribers. An aggregate of $840,000 was returned pursuant to the rescission offer.

[2]    June 2000 private placement:

       In June 2000, the Company raised approximately $4,291,000 (net of offering costs of $613,000) in a second private placement offering of units. Each unit was sold for $100,000 and consisted of 50,000 shares of Series B Convertible Preferred Stock (each share is convertible into 20 shares of common stock) having a liquidation value of $2.00 per share. An aggregate of 70,200,000 shares of Series B Convertible Preferred Stock were issued. All subscribers to the February 2000 private placement were offered the option to convert their investment into this offering. Commonwealth received fees of 10% of the gross proceeds in excess of $3,040,000 and warrants to purchase 13,548,600 shares of common stock at an exercise price of $0.10 per share. In addition, in April and May 2000, Commonwealth, its affiliates and the Company's newly appointed Chief Executive Officer purchased from the Company for $160,000 five-year warrants to purchase 16,000,000 shares of common stock at an exercise price of $0.10 per share.

[3]    Employment agreements:

       In May and June 2000, the Company entered into employment agreements with its Chief Executive Officer ("CEO") and with each of the Rogatinskys. The CEO's agreement is for an initial term of five years with an annual salary of $200,000 for the first year and 10% increments thereafter. The agreement also provides for annual bonuses, stock option grants and certain other benefits. Additionally, the CEO was granted warrants to purchase 7,673,333 shares of the Company's common stock at $0.10 per share. The warrants vest in twelve equal quarterly installments commencing August 2000. The agreements with the Rogatinskys are for a one year period and provides each with an annual salary of $85,000.

       In addition, the Company intends to enter into an employment agreement with its Chief Financial Officer. The agreement will provide for an annual salary of $100,000 and for the issuance of an option to purchase 500,000 shares of the Company's common stock at $0.10 per share.

Exhibit Index

Exhibit
  No.    Exhibit Description
-------  -------------------

3.1(b)   Certificate of Designations and Preferences.

10.2 Debt Modification, Assumption and Settlment Agreement, dated as of May 19, 2000, by and among National Lithographers & Publishers, Inc., PrintOnTheNet.com, Inc., National Payroll Services, Inc., National Holding Company, Inc., Michele Rogatinsky, Benjamin Rogatinsky, Samuel Rogatinsky, Reuben and Shulamit Rogatinsky, the Rogatinsky Family Trust, Royal Industries & Distribution, Inc., 299 Holdings, Inc. and First Southern Bank.

10.3 Stock Purchase Agreements, dated as of June 8, 2000, by and between Benjamin Rogatinsky and PrintOnTheNet.com, Inc.

10.4 Stock Purchase Agreements, dated as of June 8, 2999, by and between Samuel Rogatinsky and PrintOnTheNet.com, Inc.

10.5     Employment Agreement dated June 8, 2000 by and between
         PrintOnTheNet.com, Inc. and Neal J. Polan.

21       Subsidiaries of the registrant.

23.1     Consent of Richard A. Eisner & Co.

27       Financial Data Schedule.