Form 10QSB
period 2000-03-31
PRINTONTHENET COM INC
filed 2000-06-21
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the quarterly period ended March 31, 2000.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from _______________ to _________________.

                        Commission file number 000-14614

                             PRINTONTHENET.COM, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                65-0896930
             --------                                ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

4491 South State Road 7, Suite 214, Ft. Lauderdale, FL                  33314
------------------------------------------------------                  -----
     (Address of principal executive offices)                         (Zip Code)

                                 (954) 581-4233
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the (issuer) (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,560,456 as of June 20, 2000.

Transitional Small Business Disclosure Format
(Check one):
Yes [ ]  No: [X]

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Contents
                                                                            Page
                          Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

        Balance sheet as of March 31, 2000                                    2

        Statements of operations for the three months ended
         March 31, 2000 and 1999                                              3

        Statements of cash flows for the three months ended March 31, 2000
         and 1999                                                             4

        Notes to financial statements                                         5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Operations                                                        8

                           Part II. Other Information

Item 1. Legal Proceedings                                                     10

Item 4. Submission of Matters to a Vote of Security Holders                   10

Item 6. Exhibits and Reports on Form 8-K                                      10

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited)
March 31, 2000

                                                                                      Historical         Pro Forma
                                                                                      -----------       -----------
                                                                                                          (Note F)
ASSETS
Current assets:
   Cash                                                                               $    31,000       $ 3,925,000
   Restricted cash                                                                      1,278,000           140,000
   Accounts receivable, net of allowance for doubtful accounts of $25,000                 382,000           382,000
   Inventories                                                                            155,000           155,000
   Prepaid expenses                                                                       175,000           175,000
   Deferred offering costs                                                                363,000
   Equipment held for sale                                                                                  225,000
                                                                                      -----------       -----------
      Total current assets                                                              2,384,000         5,002,000

Property and equipment, net of accumulated depreciation and amortization of $126,000      814,000           814,000
Goodwill and other intangible assets, net of accumulated amortization of $173,000         902,000           902,000
Other assets                                                                               32,000            32,000
                                                                                      -----------       -----------
                                                                                      $ 4,132,000       $ 6,750,000
                                                                                      ===========       ===========
Liabilities and CAPITAL DEFICIENCY Current liabilities:
   Notes payable, current portion                                                     $   152,000       $   152,000
   Capital lease obligations, current portion                                              34,000            34,000
   Accounts payable                                                                       566,000           566,000
   Accrued expenses                                                                        45,000            45,000
   Stock subscriptions refundable                                                       3,040,000
   Due to affiliate                                                                        51,000            51,000
   Stockholder loans                                                                    1,263,000
                                                                                      -----------       -----------
      Total current liabilities                                                         5,151,000           848,000

Notes payable - noncurrent portion                                                        485,000           485,000
Capital lease obligations - noncurrent portion                                            125,000           125,000
                                                                                      -----------       -----------
                                                                                        5,761,000         1,458,000
                                                                                      -----------       -----------
Commitments and contingencies

Capital deficiency:
   Preferred stock, $.001 par value, 10,000,000 shares authorized                                             4,000
   Common stock, $.001 par value, 80,000,000 shares authorized,
     27,560,456 shares issued and outstanding                                              28,000            28,000
   Additional paid-in capital                                                             539,000         8,457,000
   Treasury stock: 12,111,111 shares                                                                     (1,001,000)
   Accumulated deficit                                                                 (2,196,000)       (2,196,000)
                                                                                      -----------       -----------
                                                                                       (1,629,000)        5,292,000
                                                                                      -----------       -----------
                                                                                      $ 4,132,000       $ 6,750,000
                                                                                      ===========       ===========

See notes to financial statements.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

                                            Three Months Ended
                                                  March 31,
                                        -----------------------------
                                             2000             1999
                                        ------------     ------------
Sales                                   $    670,000     $    660,000
Cost of sales                                433,000          449,000
                                        ------------     ------------
Gross profit                                 237,000          211,000

Selling and advertising expenses              27,000           54,000
Software development expenses                103,000               --
General and administrative expenses          754,000          302,000
                                        ------------     ------------
Loss from operations                        (647,000)        (145,000)
Interest expense, net                        (28,000)         (28,000)
                                        ------------     ------------
Net loss                                    (675,000)        (173,000)
                                        ============     ============
Net loss per common share:
   Basic and diluted                    $      (0.02)    $      (0.01)
                                        ============     ============
Weighted average shares outstanding       27,560,000       19,134,000
                                        ============     ============

See notes to financial statements.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                             2000            1999
                                                                          -----------     -----------
Cash flows from operating activities:
   Net loss                                                               $  (675,000)    $  (173,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                          63,000          23,000
        Changes in:
           Restricted cash                                                 (1,278,000)             --
           Due from factor                                                     43,000         (26,000)
           Accounts receivable                                                (22,000)        (68,000)
           Inventories                                                         (1,000)        (15,000)
           Prepaid expenses                                                  (175,000)          5,000
           Other assets                                                            --         (15,000)
           Accounts payable                                                  (266,000)         36,000
           Accrued expenses                                                   (86,000)         25,000
           Due to affiliate                                                  (127,000)         24,000
                                                                          -----------     -----------
              Net cash used in operating activities                        (2,524,000)       (184,000)
                                                                          -----------     -----------
Cash flows from investing activities:
   Purchases of property and equipment                                         (4,000)        (26,000)
   Repurchase of accounts receivable previously sold to Factor               (346,000)             --
                                                                          -----------     -----------
              Net cash used in investing activities                          (350,000)        (26,000)
                                                                          -----------     -----------
Cash flows from financing activities:
   Stock subscriptions refundable                                           3,040,000
   Bank overdraft                                                             (25,000)         23,000
   Proceeds from stockholder loans (net of repayments)                        286,000         187,000
   Capital contributions                                                                       17,000
   Principal repayments on notes payable                                      (27,000)        (17,000)
   Deferred offering costs                                                   (363,000)             --
   Principal repayments on capital lease obligations                           (6,000)
                                                                          -----------     -----------
              Net cash provided by financing activities                     2,905,000         210,000
                                                                          -----------     -----------
Net increase (decrease) in cash and cash equivalents                           31,000              --
Cash and cash equivalents - beginning of year                                       0              --
                                                                          -----------     -----------
Cash and cash equivalents - end of year                                   $    31,000     $        --
                                                                          ===========     ===========
Supplemental disclosures of cash flow information:
   Cash paid during the years for:
      Interest                                                            $    28,000     $    28,000

Supplemental schedule of noncash investing and financing activities:
   Capital lease obligations                                              $    17,000

See notes to financial statements.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
March 31, 2000

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PrintOnTheNet.Com, Inc. and its subsidiary ("POTN" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-KSB.

The Company provides printing services for small to medium sized businesses and consumers in the South Florida region. The Company intends to provide the same printing services through the Internet and is currently developing its website and the related software. Customers will have access to a private customized secure website containing a digital catalog of their custom printed materials, with which they can modify and proofread their orders using any Internet enabled personal computer. These orders will be printed at the Company's printing facilities.

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

The accompanying financial statements include (i) the historical accounts of POTN for the three months ended March 31, 2000 and from January 27, 1999 (date incorporated) through March 31, 1999, and (ii) the historical accounts of PrintAmerica and its wholly owned subsidiary Denny Printing, Corp. for the three months ended March 31, 2000 and 1999. All significant intercompany balances and transactions have been eliminated.

NOTE B - DUE FROM FACTOR

The Company had a factoring agreement with First Southern Bank (the "Bank") whereby the Company sold eligible accounts receivable to the Bank. In March 2000, the Agreement was terminated and the Company repurchased all uncollected accounts receivable previously sold to the Bank amounting to $346,000.

NOTE C - STOCKHOLDER LOANS

During 1999 and a portion of the quarter ended March 31, 2000, Benjamin Rogatinsky and Samual Rogatinsky (the "Rogatinskys") funded the Company's operations with personal loans including amounts borrowed through National Holding Company, Inc.'s ("National Holding", affiliated with the Company through common ownership) account with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). Benjamin Rogatinsky was the Chairman and CEO of the Company through June 8, 2000 and was an officer of PrintAmerica. Samuel Rogatinsky was President of POTN through June 8, 2000 and was an officer of PrintAmerica. These loans were interest free and had no fixed due date. PrintAmerica had co-guaranteed the National Holding debt to Merrill Lynch. On March 15, 2000, Merrill Lynch initiated a lawsuit against National Holding and the guarantors demanding repayment of the loans. In June 2000, all amounts due from the Company to the Rogatinskys pursuant to such loans were contributed to the capital of the Company, and the lawsuit was settled and the guarantees released (see Note E).

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
March 31, 2000

NOTE D - COMMITMENTS AND CONTINGENCY

Neither the private placement memorandum provided to investors in the February 2000 offering of the Company's securities (see Note F) nor documents filed with the Securities and Exchange Commission related to the PrintAmerica merger, disclosed the existence of the corporate guarantees of certain obligations of affiliated entities (Note E). The Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities or certain persons who bought or sold the Company's securities during the relevant time period. The Company has offered the investors in the February 2000 private placement the right to rescind their investment (see Note F(1)).

NOTE E - GUARANTEES AND LITIGATION MATTERS

Subsequent to its merger with PrintAmerica, the Company became aware that PrintAmerica had co-guaranteed up to $7,500,000 in obligations of National Lithographers to the Bank. In January 2000, the Company guaranteed this same indebtedness to the Bank. The underlying indebtedness secured by these guarantees was in default and there were insufficient assets of National Lithographers to satisfy the debt. The Bank instituted proceedings against National Lithographers to collect the amount owed.

PrintAmerica had also co-guaranteed the obligations of National Holding (parent of National Lithographers) to Merrill Lynch. On March 15, 2000, National Holding's indebtedness to Merrill Lynch of approximately $1,045,000 was in default and Merrill Lynch instituted a lawsuit against the borrowers and all the guarantors including PrintAmerica (and by operation of law of the Company) to collect the amount owed.

On May 19, 2000, the Company, the Rogatinskys, Merrill Lynch and the Bank negotiated a settlement and the Company obtained a release from the guarantees and dismissal of the Merrill Lynch action as against the Company. Pursuant to the settlement:

(a) All shares of POTN common stock owned by the Rogatinskys, their families and related entities are pledged to the Bank and the Company was assigned a second priority lien on the same (except with respect to 1,250,000 shares (as described below)). The Bank continues to have a first priority lien on the shares acquired by or returned to the Company in (b), (c) and
       (d) below. Merrill Lynch holds a second priority position with respect to 1,250,000 shares of the Company's stock owned by the Rogatinskys which pledge will be released upon the remittance to Merrill Lynch of the proceeds of the sale of such shares to the Company for $112,500 on June 30, 2000 (see (c) below).

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

(d) The Company purchased a printing press from National Lithographers (and obtained an assignment of lien from Merrill Lynch), which was being used at National Lithographers, for $225,000. Should the Company sell the press and receive net proceeds of less than $225,000, the Rogatinskys are obligated, at the Company's option, to (i) transfer to the Company, such additional number of shares of POTN common stock at the lesser of $0.09 per share, or one-half of the then current market price per share to make up any shortfall, or (ii) under certain circumstances, sell enough shares to generate proceeds sufficient to pay the shortfall.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
March 31, 2000

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

(h) All of the shares issued in connection with the acquisition of PrintAmerica (Note A) will be returned to the Company.

(i)    The Rogatinskys have resigned as officers and directors of the Company.

(j) All amounts payable by the Company pursuant to stockholder loans (Note C) were contributed to the capital of the Company.

NOTE F - PRIVATE PLACEMENTS

[1]    February 2000 private placement:

       In February 2000, the Company raised approximately $2,677,000 (net of offering costs of $363,000) in a private placement offering of units. Each unit was sold for $100,000 and consisted of 28,409 shares of Series A Convertible Preferred Stock (each share is convertible into 10 shares of common stock) having a liquidation value of $3.52 per share. An aggregate of 863,633 shares of Series A Convertible Preferred Stock were issued. The placement agent, Commonwealth Associates, L.P. ("Commonwealth") received fees of 10% of the gross proceeds, reimbursement of certain expenses, and warrants to purchase 86,363 shares of Series A Convertible Preferred Stock at an exercise price of $3.52 per share. In addition, in December 1999, Commonwealth purchased from the Company for $100,000 warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.10 per share. These warrants expire in December 2005. In March 2000, upon recognition that certain co-guarantees (see Note E) had not been disclosed in the private placement memorandum circulated for this offering, the Company offered rescission to the subscribers of the units. The Company also returned approximately $1,278,000 of unexpended funds into an escrow account for the benefit of the subscribers. Through June 8, 2000, an aggregate of $840,000 was returned pursuant to the rescission offer.

[2]    June 2000 private placement:

       In June 2000, the Company raised approximately $4,291,000 (net of offering costs of $613,000) in a second private placement offering of units. Each unit was sold for $100,000 and consisted of 50,000 shares of Series B Convertible Preferred Stock (each share is convertible into 20 shares of common stock) having a liquidation value of $2.00 per share. An aggregate of 3,510,000 shares of Series B Convertible Preferred Stock (convertible into 70,200,000 shares of Common Stock) were issued. All subscribers to the February 2000 private placement were offered the option to convert their investment into this offering. Commonwealth received fees of 10% of the gross proceeds in excess of $3,040,000 and warrants to purchase 13,548,600 shares of common stock at an exercise price of $0.10 per share. In addition, in April and May 2000, Commonwealth, its affiliates and the Company's newly appointed Chief Executive Officer purchased from the Company for $160,000, five-year warrants to purchase 16,000,000 shares of common stock at an exercise price of $0.10 per share.

The accompanying unaudited consolidated balance sheet shows the pro forma effect of the two private placements as well as certain other transactions relating to guaranty and litigation matters that were resolved in June 2000 (see Note E). The pro forma adjustments made reflect the following: (i) the net effect resulting from the proceeds (net of offering costs) from the February 2000 and June 2000 private placements, (ii) the contribution to capital of the shareholder loans (see Note C), (ii) the sale of warrants to certain parties;
(iv) the effect of the return to the Company of the shares issued in connection with the acquisition of PrintAmerica; (v) the purchase by the Company of 11,111,111 shares from the Rogatinskys, and (vi) the purchase by the Company of equipment from National Lithographers. All such adjustments will be recorded during the second quarter ended June 30, 2000.

Item 2. Managements Discussion and Analysis of Financial Condition and
        Operations

The Managements Discussion and Analysis of Financial Condition and Results of Operations included herein should be read in conjunction with the Consolidated Financial Statements and Notes to Financial Statements of POTN and subsidiary included in Item 1. above. Such Unaudited Consolidated Financial Statements included (i) the historical accounts of POTN for the three months ended March 31, 2000 and from January 27, 1999 (date incorporated) through March 31, 1999, and (ii) the historical accounts of PrintAmerica for the years ended March 31, 2000 and 1999. All significant intercompany balances and transactions have been eliminated. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in Managements Discussion and Analysis of Financial Condition and Results of Operations refers to the continuing operations of the Company.

Results of Operations

Sales. Sales were $670,000 during the three months ended March 31, 2000 (the "2000 period") compared to sales of $660,000 during the three months ended March 31, 1999 (the "1999 period"). Sales during the 2000 period included revenue derived from three acquisitions made subsequent to March 31, 1999, however, due to the guaranty and litigation matters (see Note E of Notes to Financial Statements) management has focused its efforts to a large degree on settling these issues which impacted sales and operations.

Cost of Sales. Cost of Sales was $433,000 (64.6% of sales) during the 2000 period versus $449,000 (68.0% of sales) during the 1999 period.

Software Development Expenses. Software development expenses were $103,000 during the 2000 period. Such costs relate to development of the Company's web site, which is still under construction. The Company did not incur any such costs during the 1999 period.

General and Administrative Expenses. General and administrative expenses were $754,000 (112.5% of sales) during the 2000 period versus $302,000 (45.7 % of sales) during the 1999 period. The increase from 1999 to 2000 is attributable to several factors, including (i) the incurrence of significant professional fees and other costs relating to certain guaranty and litigation matters, (ii) professional fees and other costs associated with being a publicly traded company, and (iii) increased infrastructure costs incurred in readying the Company for future growth both internally and through acquisitions, and relating to implementation of the web site.

Net loss. During the 2000 period the Company had a net loss of $675,000, or $.02 basic and diluted loss per share, compared to a net loss of $173,000, or $.01 basic and diluted earnings per share during the 1999 period.

Liquidity and Capital Resources

Net cash used in operating activities was $2,524,000 during the 2000 period. The significant components include decreased cash of $675,000 resulting from the net loss (which was offset by non cash depreciation and amortization expenses of $63,000), decreased cash of $1,278,000 relating to the return of unexpended funds into an escrow account for the benefit of the subscribers in connection with the February 2000 Private Placement (see Note F of Notes to Financial Statements), decreased cash of $175,000 resulting from increases in prepaid expenses (relating primarily to advances made to certain attorneys handling litigation matters), decreased cash of $352,000 resulting from increases in accounts payable and accrued expenses, and decreased cash of $127,000 resulting from an increase in amounts due to affiliates.

During the 2000 period net cash used for investing activities was $350,000, relating primarily to a repurchase of $346,000 of accounts receivable in connection to the termination of the Company's factoring arrangement with First Southern Bank (see Note B of Notes to Financial Statements).

During the 2000 period net cash provided by financing activities was $2,905,000, consisting primarily of $3,040,000 gross proceeds from the February Private Placement, deferred offering costs incurred of $363,000 and $286,000 provided by stockholder loans (net of repayments).

At March 31, 2000, the Company had a capital deficiency of approximately $1,629,000, and a working capital deficit (current assets minus current liabilities) of $2,767,000. Current liabilities include stockholder loans of $1,263,000 that were contributed to capital in June 2000. In February 2000 the Company raised approximately $1.4 million (net of offering costs) in a private placement equity offering, and in June 2000 the Company raised approximately $7.0 million (net of offering costs) in a private placement equity offering (this amount includes $1.8 million which was reinvested by subscribers in the Rescission offering - see Note F of Notes to Financial Statements). The Company believes that such proceeds will be sufficient to fund the Company's operations through June 2001. See the accompanying consolidated balance sheet and Note F of Notes to Financial Statements regarding the pro forma effect of the private placements as well as settlement of certain guaranty and litigation matters.

Forward Looking Statements

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of POTN and its subsidiaries business and operations, plans, references to future success and other such matters, are forward-looking statements. The words anticipates, believes, estimates, expects, plans, intends, should, seek, will, and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to market successfully our on-line printing and publishing concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the Internet printing and publishing business and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

On March 15, 2000, Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") filed an action in the Circuit Court for the Eleventh Judicial in and for Dade County, State of Florida, Civil Division against National Holding, National Lithographers, PrintAmerica (and by operation of law, the Company) and the Rogatinksys (among other defendants). National Holding"s indebtedness to Merrill Lynch in the amount of approximately $1,045,000 was in default and Merrill Lynch institute this lawsuit to collect the amount owed. PrintAmerica and the Rogatinskys had co-guaranteed the obligations of National Holding to Merrill Lynch.

On May 19, 2000 the parties settled the matter and the Company obtained a release from the corporate guaranties and a dismissal of the Merrill Lynch action as against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 20, 1999, the Board of Directors of the Company approved an Amendment to its Restated Certificate of Incorporation (the "Amendment") to increase its authorized capital stock to 80,000,000 shares of Common Stock from 40,000,000 shares of Common Stock. No change was made to the authorized number of shares of the Company"s Preferred Stock. The Board of Directors deemed it advisable and in the Company"s best interests to have available additional authorized but unissued shares of Common Stock in an amount adequate to facilitate the raising of additional capital through the private sale of the Company"s capital stock including in connection with the Company February private placement.

On January 5, 2000, and in accordance with Section 228 of the Delaware General Corporation Law, the written consent of the holders of the outstanding shares of voting capital stock of the Company was obtained. Under Delaware law, such a written consent may be substituted for a special meeting. Accordingly, the stockholders will not asked to take action on the Amendment at any future meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS

              Exhibit          Description

               27.1            Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              A Form 8-K including financial statements was filed on January 13, 2000 announcing an Item 2 and an Item 7 Event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PRINTONTHENET.COM, INC.

Date: June 21, 2000                                By: /s/ NEAL J. POLAN
                                                    Neal J. Polan
                                                    Chief Executive Officer


Date: June 21, 2000                                By: /s/ ROBERT NORRIS
                                                    Robert Norris
                                                    Chief Financial Officer

           EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
 27.1            Financial Data Schedule