Form 10QSB
period 2000-06-30
PRINTONTHENET COM INC
filed 2000-08-18
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 30, 2000.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
      For the transition period from _______________ to _________________.

                        Commission file number 000-14614

                             PRINTONTHENET.COM, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                        65-0896930
                  --------                        ----------
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
       incorporation or organization)

      4491 South State Road 7, Suite 214, Ft. Lauderdale, FL       33314
      -------------------------------------------------------     --------
             (Address of principal executive offices)             (Zip Code)

                                 (954) 581-4233
                               -------------------
                (Issuer's telephone number, including area code)

Check whether the (issuer) (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,560,456 as of August 9, 2000.

Transitional Small Business Disclosure Format
(Check one):
Yes [ ]  No: [X]

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Contents

                                                                           Page
                          Part I. Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

         Balance sheet as of June 30, 2000                                   2

         Statements of operations for the three and six months ended
                  June 30, 2000 and 1999                                     3

         Statements of cash flows for the six months ended June 30, 2000
                  and 1999                                                   4

         Notes to financial statements                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Operations                                                      9

                           Part II. Other Information

Item 1.  Legal Proceedings                                                  11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 6.  Exhibits and Reports on Form 8-K                                   11

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet (Unaudited)
June 30, 2000

ASSETS
Current assets:
   Cash                                                            $  3,276,000
   Funds held in escrow                                                 140,000
   Accounts receivable, net of allowance for
      doubtful accounts of $62,000                                      381,000
   Inventories                                                          121,000
   Prepaid expenses                                                      43,000
   Other receivables (including due from
       stockholders of $165,000)                                        225,000
                                                                   ------------
      Total current assets                                            4,186,000

Property and equipment, net of accumulated
   depreciation and amortization of $154,000                            787,000
Goodwill and other intangible assets, net of
   accumulated amortization of $206,000                                 868,000
Other assets                                                             32,000
                                                                   ------------
                                                                   $  5,873,000
                                                                   ============
Liabilities and Shareholders' Equity
 Current liabilities:
   Notes payable, current portion                                  $    147,000
   Capital lease obligations, current portion                            29,000
   Accounts payable                                                     817,000
   Accrued expenses                                                      81,000
   Subscriptions refundable                                             300,000
                                                                   ------------
      Total current liabilities                                       1,374,000

Notes payable - noncurrent portion                                      430,000
Capital lease obligations - noncurrent portion                          118,000
                                                                   ------------
                                                                      1,922,000
                                                                   ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000
      shares authorized, 3,360,000 shares of
      Series B shares issued and outstanding
      (convertible into 67,200,000 shares
      of common stock)                                                    3,000
   Common stock, $.001 par value,
     225,000,000 shares authorized,
     27,560,456 shares issued and
     outstanding                                                         28,000
   Additional paid-in capital                                        23,107,000
   Deferred compensation                                             (4,659,000)
   Treasury stock (resale or retirement
     restricted):  13,361,111 shares                                 (1,114,000)
   Accumulated deficit                                              (13,414,000)
                                                                   ------------
                                                                      3,951,000
                                                                   ------------
                                                                   $  5,873,000
                                                                     ============

See notes to financial statements.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                        June 30,
                                               -----------------------------   ----------------------------
                                                    2000            1999           2000            1999
                                               ------------    ------------    ------------    ------------
Sales                                          $    626,000    $    672,000    $  1,296,000    $  1,332,000
Cost of sales                                       523,000         459,000         956,000         908,000
                                               ------------    ------------    ------------    ------------
Gross profit                                        103,000         213,000         340,000         424,000

Selling, general and administrative expenses      1,224,000         313,000       2,005,000         669,000
Software development expenses                        97,000                         200,000
Fair value of warrants issued                     9,990,000                       9,990,000
                                               ------------    ------------    ------------    ------------
Loss from operations                            (11,208,000)       (100,000)    (11,855,000)       (245,000)
Interest expense, net                               (10,000)        (34,000)        (38,000)        (62,000)
                                               ------------    ------------    ------------    ------------
Net loss                                       $(11,218,000)       (134,000)   $(11,893,000)   $   (307,000)
                                               ============    ============    ============    ============
Net loss per common share:
   Basic and diluted                           $       (.43)   $       (.00)   $       (.49)   $       (.01)
                                               ============    ============    ============    ============
Weighted average shares outstanding              26,015,000      27,341,000      24,486,000      22,796,000
                                               ============    ============    ============    ============

See notes to financial statements.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                                ----------------------------
                                                                                    2000             1999
                                                                                ------------    ------------
Cash flows from operating activities:
Net loss                                                                        $(11,893,000)   $   (307,000)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating
   activities:
       Depreciation and amortization                                                 124,000          57,000
       Fair value of warrants issued                                               9,990,000
       Deferred compensation                                                         252,000
       Changes in other operating assets and liabilities                            (246,000)          6,000
                                                                                ------------    ------------
              Net cash used in operating activities                               (1,773,000)       (244,000)

Cash flows from investing activities:
   Purchases of property and equipment                                                (4,000)        (26,000)
   Repurchase of accounts receivable previously sold to Factor                      (346,000)
   Net cash used for acquisitions                                                                    (75,000)
                                                                                ------------    ------------
              Net cash used in investing activities                                 (350,000)       (101,000)
                                                                                ------------    ------------
Cash flows from financing activities:
   Bank overdraft                                                                    (25,000)        160,000
   Proceeds from stockholder loans (net of repayments)                               286,000         138,000
   Net proceeds from sale of securities                                            6,196,000
   Proceeds from sale of warrants                                                    160,000
   Principal repayments on notes payable                                             (88,000)        (45,000)
   Principal repayments on capital lease obligations                                 (17,000)
   Capital contributions                                                                              92,000
   Purchase of treasury stock                                                     (1,113,000)
                                                                                ------------    ------------
              Net cash provided by financing activities                            5,399,000         345,000
                                                                                ------------    ------------
Net increase (decrease) in cash and cash equivalents                               3,276,000             -
Cash and cash equivalents - beginning of year                                            -               -
                                                                                ------------    ------------
Cash and cash equivalents - end of year                                         $  3,276,000    $        -
                                                                                ============    ============
Supplemental disclosures of cash flow information:
   Cash paid during the years
      for:
      Interest                                                                  $     33,000    $     38,000
   Supplemental schedule of noncash investing and financing activities:
      Capital lease obligations                                                       17,000             -
      Stockholder loans and due to affiliate contributed to capital                1,314,000

See notes to financial statements.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
June 30, 2000

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

The accompanying financial statements include (i) the historical accounts of POTN for the six months ended June 30, 2000 and from January 27, 1999 (date incorporated) through June 30, 1999, and (ii) the historical accounts of PrintAmerica and its wholly owned subsidiary Denny Printing, Corp. for the six months ended June 30, 2000 and 1999. All significant intercompany balances and transactions have been eliminated.

NOTE B - STOCKHOLDER LOANS and DUE TO AFFILIATE

During 1999 and the quarter ended March 31, 2000, Benjamin Rogatinsky and Samual Rogatinsky (the "Rogatinskys") funded the Company's operations with personal loans including amounts borrowed through National Holding Company, Inc.'s ("National Holding", affiliated with the Company through common ownership) account with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). Benjamin Rogatinsky was the Chairman and CEO of the Company through June 8, 2000 and was an officer of PrintAmerica. Samuel Rogatinsky was President of POTN through June 8, 2000 and was an officer of PrintAmerica. These loans were interest free and had no fixed due date. PrintAmerica had co-guaranteed the National Holding debt to Merrill Lynch. In March 2000, Merrill Lynch commenced an action against National Holding and the guarantors seeking repayment of the loans; in June 2000 the lawsuit was settled and the guaranties released (see Note D). As part of the lawsuit settlement and guaranty release, the stockholder loans (amounting to $1,263,000) were contributed to capital in June 2000.

During the period from 1998 through March 31, 2000, the Company purchased printing services from National Lithographers & Publishers, Inc. ("National Lithographers"), a wholly owned subsidiary of National Holding, and provided printing services to National Lithographers during the same periods. Additionally, the Company paid certain expenses on behalf of National Lithographers during the quarter ended March 31, 2000. The net cumulative effect of all such transactions was a payable to National Lithographers of $51,000, which was, pursuant to the settlement, also contributed to capital in June 2000.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
June 30, 2000


NOTE C - COMMITMENTS AND CONTINGENCY

In March 2000, the prior management of the Company determined that the Company was subject to certain corporate guaranties of the obligations of certain corporate affiliates (see Note D).

Neither the private placement memorandum used in connection with the February 2000 offering of the Company's securities (see Note E), nor documents filed with the Securities and Exchange Commission related to the PrintAmerica merger, disclosed the existence of these corporate guaranties. These guaranties were subsequently released by the financial institutions which were the beneficiaries thereof (see Note D). The Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities, or certain persons who bought or sold the Company's securities during the relevant time period. No specific allegations have been made; therefore, no conclusion can be reached as to what impact, if any, any inquiries may have on the Company or its operations.

The Company offered the investors in the February 2000 private placement the right to rescind their investment (see Note E(1)).

NOTE D - GUARANTIES AND LITIGATION MATTERS

Subsequent to its merger with PrintAmerica, the Company's prior management became aware that PrintAmerica had guaranteed up to $7,500,000 in obligations of National Lithographers to First Southern Bank (the "Bank"). In January 2000, the Company had also guaranteed this indebtedness to the Bank. In March 2000 the underlying indebtedness secured by these guaranties went into default and there were insufficient assets of National Lithographers to satisfy the debt. Subsequently, National Lithographers filed for an assignment for the benefit of creditors.

PrintAmerica had also guaranteed the obligations of National Holding to Merrill Lynch. On March 15, 2000, National Holding's indebtedness to Merrill Lynch of approximately $1,045,000 was in default and Merrill Lynch instituted a lawsuit against the borrowers and all the guarantors including PrintAmerica (and by operation of law of the Company) to collect the amount owed.

In June 2000, the Company, the Rogatinskys, Merrill Lynch and the Bank settled their disputes and the Company obtained a release from Merrill Lynch and the Bank with respect to the guaranties and dismissal of the Merrill Lynch action as against the Company. As of this date, pursuant to the settlement:

         (a) All shares of POTN common stock owned by the Rogatinskys, their families and related entities are pledged to the Bank and the Company was assigned a second priority lien on the same, and the Bank has a first priority lien on the shares repurchased by, or otherwise returned to the Company in (b),
(c) and (d) below.

         (b) The Company has purchased 12,361,111 shares of its common stock for $1,112,500 ($0.09 per share) from the Rogatinskys. The proceeds received by the Rogatinskys from the sale of these shares were paid to Merrill Lynch and the Bank. Such shares are classified as treasury stock in the accompanying balance sheet.

         (c) The Rogatinskys have agreed to personally satisfy the balance owed to Merrill Lynch; the Company was released from any further obligation. On or before June 30, 2001, the Rogatinskys, at their option, may sell to the Company that number of shares necessary (based on a formula described below) to generate proceeds of $142,500 on June 30, 2001, and the proceeds from this transaction will be paid directly to Merrill Lynch. The price per share with respect to each such sale will be the lower of $0.09 per share, or one-half of the then current market price per share.

 PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
June 30, 2000

         (d) The Company purchased a printing press from National Lithographers (and obtained an assignment of lien from Merrill Lynch), which was owned by National Lithographers, for $225,000. In June 2000 the Company sold the press for gross proceeds of approximately $60,000; the Rogatinskys are obligated to cover the shortfall from $225,000, at the Company's option, by either (i) transferring to the Company such additional number of shares of POTN common stock at the lesser of $0.09 per share, or one-half of the then current market price per share to make up the shortfall, or (ii) under certain circumstances, selling enough shares to generate proceeds sufficient to pay the shortfall. The Company has not received any of the proceeds from the sale of the equipment, and has recorded a receivable of $225,000 (which includes $165,000 due from the Rogatinskys) as of June 30, 2000.

         (e) In order to provide certain anti-dilution protection to the Bank with respect to its common stock purchase warrant for 5,000,000 shares (see (f) below), the Company has agreed to issue additional shares of common stock to the Rogatinskys if (i) the Company sells (in certain circumstances) its common stock for less than $.30 per share, or (ii) if, at the time of sale, the Company's common stock trades for less than $.30 per share. These additional shares will be issued only as collateral to secure the Bank's position; the Rogatinskys will not have any voting control thereof, and when and if the Rogatinskys indebtedness is repaid to the Bank, the shares issued pursuant to this anti-dilution protection will be returned to the Company.

         (f) The Company issued to the Bank two-year warrants to purchase 5,000,000 shares of the Company's common stock at $0.30 per share. These warrants were valued at $2,150,000 using the Black-Scholes pricing model and recorded as a `fair value of warrants issued' charge during the quarter ended June 30, 2000.

         (g) The shares pledged to the Bank by the Rogatinskys are initially restricted from sale for a period of one year. Thereafter, such shares may be liquidated by the Bank pursuant to terms of the settlement agreement which limits the number of shares the Bank may sell in each 90-day period to that number of shares which represents in value up to 25% of the outstanding principal balance of the indebtedness (plus accrued interest and expenses) of the Rogatinskys to the Bank. Additionally, daily sales by the Bank may not exceed 5% of the average daily trading volume of the Company's common stock over the preceding 20 business days. The Rogatinskys and the Company have a right of first refusal with respect to the sale by the Bank of the pledged common stock.

         (h) All of the shares issued to the sellers in connection with the acquisition of PrintAmerica (see Note A) have been returned to the Company, in exchange for the special release of the sellers of PrintAmerica to the Company. Such shares are included in treasury stock in the accompanying balance sheet.

         (i) Effective June 2000, the Rogatinskys have resigned as officers and directors of the Company.

         (j) All amounts payable by the Company pursuant to stockholder loans (totaling $1,263,000 as of June 30, 2000) and due to affiliate (totaling $51,000 as of June 30, 2000) (see Note B) were contributed to the capital of the Company.

         (k) The Company obtained release from all of the parties to the omnibus settlement described above.

NOTE E - PRIVATE PLACEMENTS

[1]    February 2000 private placement:

In February 2000, the Company raised approximately $3,040,000 ($2,677,000 net of fees and offering costs of $363,000) in a private placement offering of units. Each unit was sold for $100,000 and consisted of 28,409 shares of Series A Convertible Preferred Stock (each share is convertible into 10 shares of common stock); an aggregate of

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
June 30, 2000


863,633 shares of Preferred Stock were issued. Upon recognition by prior management of the Company that certain guaranties had not been previously disclosed in the private placement memorandum circulated for this offering (see Notes C and D), the Company offered rescission to the subscribers of the units. Through June 30, 2000, an aggregate of $840,000 in cash had been returned, and subsequently an additional $300,000 in cash had been returned pursuant to the rescission offer, and the other subscriber rolled over their funds into the June Private Placement.

In addition, in December 1999, Commonwealth purchased from the Company for $100,000 warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.10 per share. These warrants expire in December 2005.

[2]    June 2000 private placement:

         In June 2000, the Company raised approximately $6,720,000 (net of fees and offering costs of $613,000) (including $1,900,000 rolled over from the February 2000 Private Placement) in a second private placement offering of units. Each unit was sold for $100,000 and consisted of 50,000 shares of Series B Convertible Preferred Stock (each share is convertible into 20 shares of common stock) having a liquidation value of $2.00 per share. An aggregate of 3,360,000 shares of Series B Convertible Preferred Stock (convertible into 67,200,000 shares of Common Stock) were issued. All subscribers to the February 2000 private placement were offered the option to convert their investment into this offering. Commonwealth received fees of 10% of the gross proceeds in excess of $3,040,000 and warrants to purchase 13,548,600 shares of common stock at an exercise price of $0.10 per share. The warrants issued to the Placement Agent in connection with the February 2000 offering have been canceled. In addition, in April and May 2000, prior to the transaction and at the Company's request due to lack of working capital, Commonwealth, Robert Priddy and Neal Polan, purchased from the Company for $160,000, five-year warrants to purchase 16,000,000 shares of common stock at an exercise price of $0.10 per share. These warrants were valued at $7,840,000 using the Black-Scholes pricing model and recorded as an expense during the quarter ended June 30, 2000 (included in the classification 'fair value of warrants issued' in the accompanying statement of operations). Subsequent to the closing of this offering Mr. Priddy joined the Company as Chairman of the Board of Directors and Mr. Polan was appointed Chief Executive Officer.

In July 2000, the Company raised an additional $640,000 (net of fees and offering costs of $105,000) under the second private placement.

NOTE F - EMPLOYMENT OPTIONS AND WARRANTS

On June 8, 2000 Neal Polan, who was appointed Chief Executive Officer, was granted warrants to purchase 7,673,333 shares of the Company's common stock at $0.10 per share. The warrants vest in twelve equal quarterly installments commencing in August 2000. Also on June 8, 2000, the Company appointed Robert Norris as Chief Financial Officer, and Michael Brummer as Director of Strategic Operations. In connection with their appointments, Mssr.'s Norris and Brummer were granted options to purchase 500,000 shares (10% of such options vesting immediately and the remainder vesting in equal annual installments over three years) and 225,000 shares of the Company's common stock (vesting immediately) at $.10 per share, respectively, under the Company's 1999 Stock Incentive Plan.

The above noted employment warrants and options were valued at an aggregate amount of $4,911,000 using the Black-Scholes pricing model and recorded as deferred compensation expense. The Company amortized $252,000 for amounts vested through June 30, 2000 (which is included in selling, general and administrative expense).

Item 2. Management's Discussion and Analysis of Financial Condition and
        Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations included herein should be read in conjunction with the Consolidated Financial Statements and Notes to Financial Statements of POTN and subsidiary included in Item 1. above. Such Unaudited Consolidated Financial Statements included (i) the historical accounts of POTN for the six months ended June 30, 2000 and from January 27, 1999 (date incorporated) through June 30, 1999, and
(ii) the historical accounts of PrintAmerica for the six months ended June 30, 2000 and 1999. All significant intercompany balances and transactions have been eliminated. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in Management's Discussion and Analysis of Financial Condition and Results of Operations refers to continuing operations.

Results of Operations

Sales were $626,000 and $1,296,000 during the three and six months ended June 30, 2000 compared to sales of $672,000 and $1,332,000 during the three and six months ended June 30, 1999. Sales during the 2000 period included revenue derived from three acquisitions made subsequent to March 31, 1999; however, a significant amount of management's time was devoted to efforts to settle issues related to certain previously undisclosed guaranties (see Note D of Notes to Financial Statements). Given the limited amount of management resources then available, this adversely affected sales and operations, particularly during the second quarter of 2000.

Cost of Sales was $523,000 (83.5% of sales) and $956,000 (73.8% of sales) during the three and six months ended June 30, 2000, respectively, compared to $459,000 (68.3% of sales) and $908,000 (68.2% of sales) during the three and six months ended June 30, 1999. Cost of sales for the three and six months ended June 30, 1999 relates entirely to the operations of PrintAmerica, which was a privately held company during that period. The increased cost of sales as a percentage of sales during 2000 is a result of several factors, including increased pricing from vendors and, to a large extent, management's efforts as discussed above. Our Management is presently evaluating its operations, including its current plant facilities and staffing structure. The result of this evaluation may lead to a consolidation of facilities and personnel, although no definite decisions have been made to date.

Software development expenses were $97,000 and $200,000 during the three and six months ended June 30, 2000. Such costs relate to development of our web site and internet strategy. We did not incur any such costs during the 1999 period.

Selling, general and administrative ("SG&A") expenses were $1,224,000 and $2,005,000 during the three and six months ended June 30, 2000, respectively, versus $313,000 and $669,000 during the three and six months ended June 30, 1999, respectively. A substantial portion of 1999 SG&A expense ($234,000 and $578,000 during the three and six months ended June 30, 1999, respectively) relates to the operations of PrintAmerica. The increase from 1999 to 2000 is attributable to several factors, including (i) the incurrence of significant professional fees and other costs relating to certain guaranty and litigation matters, (ii) professional fees and other costs associated with being a publicly-traded company, (iii) increased infrastructure costs incurred in preparing for future growth both internally and through acquisitions, and relating to implementation of the web site and internet strategy, and (iv) non cash compensation expense related to the issuance of employment related warrants and options (the Company will record a quarterly non cash compensation expense of approximately $399,000 during the next twelve quarters relating to such warrants - see Note F of Notes to Financial Statements).

The Company recorded a charge classified as fair value of warrants issued amounting to $9,990,000 during the quarter ended June 30,2000. This charge relates to warrants issued to a bank (see Note D of Notes to Financial Statements) and warrants sold (see Note E of Notes to Financial Statements).

During the three and six month periods ended June 30, 2000, we had a net loss of $11,218,000, or $.43 basic and diluted loss per share, and $11,893,000, or $.49 basic and diluted earnings per share, respectively. During the three and six month periods ended June 30, 1999, we had a net loss of $134,000, or $.00 basic and diluted loss per share, and $307,000, or $.01 basic and diluted earnings per share, respectively. The principal reasons for the significant increase in net loss from 1999 to 2000 are discussed above.

Liquidity and Capital Resources

Net cash used in operating activities was $1,773,000 during the six months ended June 30, 2000 period. The most significant components include decreased cash of $1,527,000 resulting from the net loss (net of non cash depreciation and amortization expenses of $124,000, a non cash charge for fair value of warrants of $9,990,000 and a non cash charge to compensation expense of $252,000), and decreased cash of $246,000 resulting from changes in operating assets and liabilities.

During the 2000 period net cash used for investing activities was $350,000, relating primarily to a repurchase of $346,000 of accounts receivable in connection to the termination of the Company's factoring arrangement with First Southern Bank (see the Company's Form 10-QSB for the quarterly period ended March 31, 2000).

During the 2000 period net cash provided by financing activities was $5,399,000, consisting primarily of $6,196,000 of net proceeds from the February and June Private Placements, offset by the purchase of treasury stock of $1,113,000 in connection with the litigation settlements.

At June 30, 2000, we had working capital of $2,812,000 (including cash of $3,276,000). In July 2000 we raised an additional $640,000 (net of fees and offering costs) and completed the private placement. Management believes that it will be able to fund its operations through September 2001.

Forward Looking Statements

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. The words anticipates, believes, estimates, expects, plans, intends, should, seek, will, and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to market successfully our on-line printing and publishing concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the Internet printing and publishing business and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

On March 15, 2000, Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") filed an action in the Circuit Court for the Eleventh Judicial in and for Dade County, State of Florida, Civil Division against National Holding, National Lithographers, PrintAmerica (and by operation of law, POTN) and the Rogatinksys (among other defendants). National Holding"s indebtedness to Merrill Lynch in the amount of approximately $1,045,000 was in default and Merrill Lynch institute this lawsuit to collect the amount owed. See Note D of Notes to Financial Statements included in Part I of this report.

In June 2000 the parties settled the matter and we obtained a release from the subject corporate guaranty and a dismissal of the Merrill Lynch action.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 17, 2000, our Board of Directors of the Company approved an Amendment to its Restated Certificate of Incorporation (the "Amendment") to increase its authorized capital stock to 225,000,000 shares of Common Stock from 80,000,000 shares of Common Stock. No change was made to the authorized number of shares of the Company's Preferred Stock. The Board of Directors deemed it advisable and in our best interests to have available additional authorized but unissued shares of Common Stock in an amount adequate to facilitate the raising of additional capital through the private sale of the Company's capital stock including in connection with the June private placement.

On May 17, 2000, and in accordance with Section 228 of the Delaware General Corporation Law, the written consent of the holders of the outstanding shares of voting capital stock of the Company was obtained. Under Delaware law, such a written consent may be substituted for a special meeting. Accordingly, the stockholders will not asked to take action on the Amendment at any future meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS

              Exhibit          Description

               27.1            Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       PRINTONTHENET.COM, INC.

Date: August 18, 2000                                   By: /s/ NEAL J. POLAN
                                                                Neal J. Polan
                                                        Chief Executive Officer


Date: August 18, 2000                                   By: /s/ ROBERT NORRIS
                                                                Robert Norris
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT          DESCRIPTION
- -------          -----------
 27.1            Financial Data Schedule