Form 10QSB/A
period 1999-09-30
PRINTONTHENET COM INC
filed 2000-11-09
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A2

(Mark one)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 30, 1999.

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _______________ to _________________.

                        Commission file number 000-14614

                             PRINTONTHENET.COM, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   65-0896930
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

           4491 South State Rd. 7, Suite 214, Ft. Lauderdale, FL 33314
               (Address of principal executive offices)       (Zip Code)

                                 (954) 581-4233
                (Issuer's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,322,851 as of November 1, 2000.

Transitional Small Business Disclosure Format
(Check one):
Yes [ ]  No: [X]

ITEM 1. FINANCIAL STATEMENTS

                            PRINTONTHENET.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET

                               September 30, 1999
                                   (Unaudited)

ASSETS

CURRENT ASSETS
    Cash                                                             $  15,703
    Accounts receivable, net                                            25,412
    Inventory                                                            2,000
                                                                     ---------
       Total Current Assets                                             43,115
                                                                     ---------

PROPERTY AND EQUIPMENT, NET                                             83,461
INTANGIBLE ASSETS, NET                                                 325,234
OTHER ASSETS                                                             3,355
                                                                     ---------
              TOTAL ASSETS                                           $ 455,165
                                                                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $  66,992
    Shareholder loans                                                  358,150
    Current portion of notes payable                                    76,593
    Current portion of capital lease obligations                         9,542
                                                                     ---------
       Total Current Liabilities                                       511,277
                                                                     ---------
NOTES PAYABLE, LESS CURRENT PORTION                                     15,576
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                          9,542
                                                                     ---------
TOTAL LIABILITIES                                                      536,395
                                                                     ---------
COMMITMENT

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.001 per share;
       10,000,000 shares authorized; none issued                            --
    Common stock, par value $.001 per share; 40,000,000
       shares authorized, 26,554,422 issued and outstanding             26,554
    Additional paid in capital                                         263,311
    Deficit accumulated during the development stage                  (371,095)
                                                                     ---------
              TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                     (81,230)
                                                                     ---------
              TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY (DEFICIT)                     $ 455,165
                                                                     =========

The accompanying notes are an integral part of these condensed financial statements.

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    For the period from
                                             For the Three Months    January 27, 1999
                                                    Ended               (inception)
                                              September 30, 1999   to September 30, 1999
                                                 (Unaudited)            (Unaudited)
                                                 ------------           ------------
Sales                                            $     75,433           $     75,433

Cost of sales                                          31,046                 31,046
                                                 ------------           ------------
   Gross Profit                                        44,387                 44,387

Selling, general  and administrative expenses         163,579                254,212
Product development expenses                          158,762                158,762
                                                 ------------           ------------
   Operating loss                                    (277,954)              (368,587)

Interest expense                                        1,944                  2,508
                                                 ------------           ------------

Net loss                                         $   (279,898)          $   (371,095)
                                                 ============           ============
Net loss per common share:
Basic and diluted                                $       (.01)          $       (.01)
                                                 ============           ============
Weighted average shares outstanding                26,372,267             26,424,774
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

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

     For the Period from January 27, 1999 (inception) to September 30, 1999
                                   (Unaudited)

                                                                                               Deficit
                                                                                             Accumulated      Total
                                                          Common Stock          Additional   During the    Shareholders'
                                                    ------------------------     Paid In     Development       Equity
                                                      Shares        Amount       Capital        Stage        (Deficit)
                                                    ----------    ----------    ----------    ----------     ----------
Balance at January 27, 1999                                 --    $       --    $       --    $       --     $       --
Shares issued upon
  merger and  reincorporation of
  the Company                                       26,341,102        26,341            --            --         26,341
Shares issued in connection
   with acquisitions                                   198,320           198       247,702            --        247,900
Shares issued for advertising
   Services                                             15,000            15        15,609            --         15,624
Net loss                                                    --            --            --      (371,095)      (371,095)
                                                    ----------    ----------    ----------    ----------     ----------
Balance at September 30, 1999                       26,554,422    $   26,554    $  263,311    $ (371,095)    $  (81,230)
                                                    ==========    ==========    ==========    ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS

     For the Period from January 27, 1999 (inception) to September 30, 1999
                                   (Unaudited)

Cash flows from operating activities:
    Net loss                                                                $(371,095)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization                                        7,480
           Issuance of common stock in exchange for advertising services       15,624
           Increase in accounts receivable                                    (25,412)
           Increase in other assets                                            (3,355)
           Increase in accounts payable and accrued expenses                   66,992
                                                                            ---------
              NET CASH USED IN
                  OPERATING ACTIVITIES                                       (309,766)
                                                                            ---------
Cash flows from investing activities:
    Expenditures for property and equipment                                   (48,142)
    Acquisitions, net of cash                                                 (75,000)
                                                                            ---------
              NET CASH USED BY INVESTING ACTIVITIES                          (123,142)
                                                                            ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                     26,341
    Borrowings under notes payable, net of repayments                          64,120
    Shareholder loans                                                         358,150
                                                                            ---------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                       448,611
                                                                            ---------
              CASH ATEND OF PERIOD                                          $  15,703
                                                                            =========

                             PRINTONTHENET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                    Continued

     For the Period from January 27, 1999 (inception) to September 30, 1999
                                   (Unaudited)


Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:
       Interest                                     $   2,508

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Borrowings under capitalized lease obligations were $19,084 during the period.

Acquisition of Bailey's and Ivan's:

    Fair value of assets acquired                   $ 350,949
    Liabilities assumed                               (13,049)
    Notes payable executed                            (15,000)
    Fair value of common stock issued                (247,900)
                                                    ----------
           Cash portion of purchase                 $  75,000
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

(2)      Intangible Assets

         Intangible assets consist of the following at September 30, 1999:

                  Excess of cost over assets acquired         $    278,949
                  Covenants not to compete                          50,000
                                                              ------------
                  Total                                            328,949
                  Less accumulated amortization                      3,715
                                                              ------------
                                                              $    325,234
                                                              ============

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

(4)      Shareholder Loans

         Through September 30, 1999, Benjamin Rogatinsky and Samuel Rogatinsky (the "Rogatinskys") funded the Company's operations with personal loans including amounts borrowed through National Holding Company, Inc.'s ("National Holding", affiliated with the Company through common ownership) account with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). Benjamin Rogatinsky was the Chairman and CEO of the Company through June 8, 2000; Samuel Rogatinsky was President of the Company through June 8, 2000. These loans were interest free and had no fixed due date. The Company had co-guaranteed the National Holding debt to Merrill Lynch on January 31, 2000. In March 2000, Merrill Lynch commenced an action against National Holding and the guarantors seeking repayment of the loans. In June 2000 the lawsuit was settled and the guaranties released. As part of the settlement agreement and guaranty release, in June 2000 the shareholder loans (which had increased to $1,263,000) were contributed to capital. Terms of the settlement agreement were disclosed in the Company's Form 10-QSB for the quarterly period ended June 30, 2000.

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

         Selling, general and administrative costs ("SG&A") during the quarter and the period from January 27, 1999 (inception) through September 30, 1999 were $164,000 and $254,000, respectively. SG&A included professional fees of $47,000 and $117,000 during the quarter and the period from January 27, 1999 (inception) through September 30, 1999, respectively. The Company incurred product development fees of $159,000 during the quarter and the period from January 27, 1999 (inception) through September 30, 1999, primarily representing the cumulative payments to date made to an outside vendor to design, develop and implement applications software and a web site. The web site allows POTN's customers to design, store, recall and order commercially printed products. The completed software and web site were delivered to the Company during the third quarter. Through June 30, 1999 such payments to the vendor (amounting to $93,000) were classified as deposits.

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

PART II-OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit           Description
         -------           -----------
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

                                    PRINTONTHENET.COM, INC.


                                    By: /S/ Neal Polan
                                       ----------------------------------------
                                        Neal Polan, Chief Executive Officer
                                        and Director

                                    By: /S/ Robert Norris
                                       ----------------------------------------
                                        Robert Norris, Chief Financial Officer

Dated: November 8, 2000

                                    EXHIBITS

EXHIBIT                  DESCRIPTION
-------                  -----------
 27.1                    Financial Data Schedule