Form 10QSB
period 2000-09-30
PRINTONTHENET COM INC
filed 2000-11-14
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended September 30, 2000.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
      For the transition period from _______________ to _________________.

                        Commission file number 000-14614

                             PRINTONTHENET.COM, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                              65-0896930
               --------                              ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

       4491 South State Road 7, Suite 214, Ft. Lauderdale, FL       33314
    ------------------------------------------------------------  ----------
            Address of principal executive offices)               (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,322,851 as of November 10, 2000.

Transitional Small Business Disclosure Format
(Check one):
Yes [ ] No: [X]

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Contents

                                                                            Page
                          Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

        Balance sheet as of September 30, 2000 ............................   2

        Statements of operations for the three and nine months ended
            September  30, 2000 and 1999 ..................................   3

        Statements of cash flows for the nine months ended September 30,
            2000 and 1999 .................................................   4

        Notes to financial statements .....................................   5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Operations ....................................................  10

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K .................................  13

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Item 1. Consolidated Financial Statements
Consolidated Balance Sheet (Unaudited)
September 30, 2000

ASSETS
Current assets:
   Cash                                                 $  2,649,000
   Accounts receivable, net of allowance for
     doubtful accounts of $66,000                            337,000
   Inventories                                               100,000
   Prepaid expenses                                           68,000
   Other receivables (including due from
      stockholders of $170,000)                              225,000
                                                        ------------
      Total current assets                                 3,379,000

Property and equipment, net of accumulated
  depreciation and amortization of $145,000                  543,000
Goodwill and other intangible assets, net of
  accumulated amortization of $240,000                       835,000
Other assets                                                  17,000
                                                        ------------
                                                        $  4,774,000
                                                        ============
Liabilities and Shareholders' Equity
 Current liabilities:
   Notes payable, current portion                       $    147,000
   Capital lease obligations, current portion                 28,000
   Accounts payable                                          435,000
   Accrued expenses                                           65,000
                                                        ------------
      Total current liabilities                              675,000
Notes payable, noncurrent portion                            399,000
Capital lease obligations, noncurrent portion                113,000
                                                        ------------
                                                           1,187,000
                                                        ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, none issued                               --
   Common stock, $.001 par value, 225,000,000
      shares authorized, 106,322,851 shares
      issued and outstanding                                 106,000
   Additional paid-in capital                             23,860,000
   Deferred compensation                                  (4,260,000)
   Treasury stock (resale or retirement restricted):
      13,361,111 shares                                   (1,114,000)
   Accumulated deficit                                   (15,005,000)
                                                        ------------
                                                           3,587,000
                                                        ------------
                                                        $  4,774,000
                                                        ============

See notes to financial statements.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September  30,
                                                -----------------------------     -----------------------------
                                                    2000             1999             2000             1999
                                                ------------     ------------     ------------     ------------
Sales                                           $    571,000     $    444,000     $  1,867,000     $  1,776,000
Cost of sales                                        482,000          283,000        1,438,000        1,191,000
                                                ------------     ------------     ------------     ------------
Gross profit                                          89,000          161,000          429,000          585,000

Selling, general and administrative expenses         568,000          444,000        2,321,000        1,113,000
Stock based compensation expense                     399,000                           651,000
Software development expenses                        458,000          159,000          658,000          159,000
Fair value of warrants issued                                                        9,990,000
                                                ------------     ------------     ------------     ------------
Loss from operations                              (1,336,000)        (442,000)     (13,191,000)        (687,000)
Plant closure expenses                              (276,000)                         (276,000)
Interest income (expense), net                        21,000          (52,000)         (17,000)        (114,000)
                                                ------------     ------------     ------------     ------------
Net loss                                        $ (1,591,000)        (494,000)    $(13,484,000)    $   (801,000)
                                                ============     ============     ============     ============
Net loss per common share:
   Basic and diluted                            $       (.02)    $       (.02)    $       (.33)    $       (.03)
                                                ============     ============     ============     ============
Weighted average shares outstanding               83,160,000       27,425,000       40,770,000       24,447,000
                                                ============     ============     ============     ============

See notes to financial statements.

PRINTONTHENET.COM, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

                                                           Nine Months Ended September 30,
                                                            -----------------------------
                                                                2000             1999
                                                            ------------     ------------
Cash flows from operating activities:
Net loss                                                    $(13,484,000)    $   (801,000)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                             184,000          101,000
       Fair value of warrants issued to Bank
         and sold to investors                                 9,990,000
       Stock based compensation expense                          651,000
       Fair value of warrants issued for services                209,000
       Write off leasehold improvements                          231,000
       Issuances of stock for services                             2,000           16,000
       Deferred income taxes                                                       11,000
       Changes in other operating assets and liabilities        (750,000)         198,000
                                                            ------------     ------------
              Net cash used in operating activities           (2,967,000)        (475,000)

Cash flows from investing activities:
   Purchases of property and equipment                           (17,000)        (261,000)
   Repurchase of accounts receivable previously
     sold to Factor                                             (346,000)
   Net cash used for acquisitions                                                (150,000)
                                                            ------------     ------------
              Net cash used in investing activities             (363,000)        (411,000)
                                                            ------------     ------------
Cash flows from financing activities:
   Bank overdraft                                                (25,000)          32,000
   Proceeds from stockholder loans (net of repayments)           286,000          739,000
   Net proceeds from sale of securities                        6,812,000
   Proceeds from sale of warrants                                160,000
   Proceeds from issuance of common stock                                          26,000
   Borrowings under notes payable                                                  65,000
   Principal repayments on notes payable                        (118,000)         (51,000)
   Principal repayments on capital lease obligations             (23,000)
   Capital contributions                                                           75,000
   Purchase of treasury stock                                 (1,113,000)
                                                            ------------     ------------
              Net cash provided by financing activities        5,979,000          886,000
                                                            ------------     ------------
Net increase in cash and cash equivalents                      2,649,000               --
Cash and cash equivalents - beginning of year                         --               --
                                                            ------------     ------------
Cash and cash equivalents - end of year                     $  2,649,000     $         --
                                                            ============     ============
Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
      Interest                                              $     59,000     $    114,000
   Supplemental schedule of noncash investing and
      financing activities:
      Capital lease obligations                                   17,000               --
      Stockholder loans and due to affiliate contributed
         to capital                                            1,314,000               --

See notes to financial statements.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
September 30, 2000

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

The accompanying financial statements include (i) the historical accounts of POTN for the nine months ended September 30, 2000 and from January 27, 1999 (date incorporated) through September 30, 1999, and (ii) the historical accounts of PrintAmerica and its wholly owned subsidiary Denny Printing Corp. for the nine months ended September 30, 2000 and 1999. All significant intercompany balances and transactions have been eliminated.

NOTE B - STOCKHOLDER LOANS and DUE TO AFFILIATE

During 1999 and the quarter ended March 31, 2000, Benjamin Rogatinsky and Samual Rogatinsky (the "Rogatinskys") funded the Company's operations with personal loans including amounts borrowed through National Holding Company, Inc.'s ("National Holding", affiliated with the Company through common ownership) account with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). Benjamin Rogatinsky was the Chairman and CEO of the Company through June 8, 2000 and was an officer of PrintAmerica. Samuel Rogatinsky was President of POTN through June 8, 2000 and was an officer of PrintAmerica. These loans were interest free and had no fixed due date. PrintAmerica had co-guaranteed the National Holding debt to Merrill Lynch. In March 2000, Merrill Lynch commenced an action against National Holding and the guarantors seeking repayment of the loans; in June 2000 the lawsuit was settled and the guaranties released (see Note E). As part of the lawsuit settlement and guaranty release, the stockholder loans (amounting to $1,263,000) were contributed to capital in June 2000.

During the period from 1998 through March 31, 2000, the Company purchased printing services from National Lithographers & Publishers, Inc. ("National Lithographers"), a wholly owned subsidiary of National Holding, and provided printing services to National Lithographers. Additionally, the Company paid certain expenses on behalf of National Lithographers during the quarter ended March 31, 2000. The net cumulative effect of all such transactions was a payable to National Lithographers of $51,000, which was, pursuant to the settlement, also contributed to capital in June 2000.

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
September 30, 2000

NOTE C - STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2000 the Company issued 7,000 shares of common stock to Leavy Racing Enterprises, Inc. for consulting services. Such shares were valued at $2,100 and recorded as a selling, general and administrative expense.

Under the terms of the August 1999 acquisition of Ivan's Quick Print, Inc ("Ivans"), the Company was contingently liable for the issuance of additional shares of the Company's common stock if the value of 66,034 shares issued to the seller of Ivan's (the "Seller") upon acquisition was worth less than $75,000 as of August 27, 2000 (based on the closing market price of the stock). The value of such shares was $29,000 as of August 27, 2000 based on a closing price of $.4375, and the Company issued an additional 105,395 shares to the seller during the quarter ended September 30, 2000.

In June 2000 the Company granted options to purchase 1,315,250 shares of common stock under the Company's 1999 Stock Incentive Plan to certain outside consultants for services relating to development of the Company's web site; 1,100,000 of these warrants are exercisable at $.40 per share, and the remainder are exercisable at $.30 per share. The vesting of such options is contingent upon the achievement of certain milestones to be met in defined increments through the first quarter of 2001. Certain milestones were met through September 30, 2000 resulting in vesting of 630,589 shares. These vested options were valued at $209,000 using the Black-Scholes pricing model and recorded as software development expense during the quarter ended September 30, 2000.

There were other effects to stockholders' equity during the nine months ended September 30, 2000 as follows: (i) the Company received equity financing (Note
F); (ii) the Company issued warrants relating to certain litigation matters (see Note E); (iii) the Company issued warrants and stock options to certain officers that are discussed in detail in the Company's Form 10-QSB for the quarterly period ended June 30, 2000; and (iv) shareholder loans and due to affiliate were contributed to capital of the Company during the quarter ended June 30, 2000 (Note B).

NOTE D - COMMITMENTS AND CONTINGENCY

In March 2000, the prior management of the Company determined that the Company was subject to certain corporate guaranties of the obligations of certain corporate affiliates (see Note E). Neither the private placement memorandum used in connection with the February 2000 offering of the Company's securities (see Note F), nor documents filed with the Securities and Exchange Commission related to the PrintAmerica merger, disclosed the existence of these corporate guaranties. These guaranties were subsequently released by the financial institutions which were the beneficiaries thereof (see Note E). The Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities, or certain persons who bought or sold the Company's securities during the relevant time period. No specific allegations have been made; therefore, no conclusion can be reached as to what impact, if any, any inquiries may have on the Company or its operations. As previously reported in the Company's Form 8-K dated August 2, 2000, the Company is the subject of a continuing informal inquiry by the Southeast Regional Office of the Securities and Exchange Commission (the "SEC Regional Office"). The SEC Regional Office's inquiry is confidential and should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection of any person, entity or security that may be involved. The Company has provided certain documentary evidence to the SEC in this regard.

The Company offered the investors in the February 2000 private placement the right to rescind their investment (see Note F(1)).

NOTE E - GUARANTIES AND LITIGATION MATTERS

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

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
September 30, 2000

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

In June 2000, the Company, the Rogatinskys, Merrill Lynch and the Bank settled their disputes and the Company obtained a release from Merrill Lynch and the Bank with respect to the guaranties and dismissal of the Merrill Lynch action as against the Company. As of this date, pursuant to the settlement:

         (a) All shares of POTN common stock owned by the Rogatinskys, their families and related entities are pledged to the Bank and the Company was assigned a second priority lien on the same; the Bank has a first priority lien on the shares repurchased by, or otherwise returned to the Company in (b), (c),
(d), and (h) below.

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

         (d) The Company purchased a printing press from National Lithographers (and obtained an assignment of lien from Merrill Lynch), which was owned by National Lithographers, for $225,000. In June 2000 the Company sold the press for gross proceeds of approximately $55,000; the Rogatinskys are obligated to cover the shortfall from $225,000, at the Company's option, by either (i) transferring to the Company such additional number of shares of POTN common stock at the lesser of $0.09 per share, or one-half of the then current market price per share to make up the shortfall, or (ii) under certain circumstances, selling enough shares to generate proceeds sufficient to pay the shortfall. As of September 30, 2000 the Company had not received the proceeds from the sale of the equipment, and recorded a receivable of $225,000 (which includes $170,000 due from the Rogatinskys). The Company received the $55,000 proceeds from the equipment sale in October 2000.

         (e) In order to provide certain anti-dilution protection to the Bank with respect to the shares pledged to it by the Rogatinskys, the Company has agreed to issue additional shares of common stock to the Rogatinskys if (i) the Company sells (in certain circumstances) its common stock for less than $.30 per share, and (ii) if, at the time of such issuance, the Company's common stock trades for less than $.30 per share. These additional shares will be issued only as collateral to secure the Bank's position and will also be subject to the pledge (described in (a) above); the Rogatinskys will not have any voting control thereof, and when and if the Rogatinskys indebtedness is repaid to the Bank, the shares issued pursuant to this anti-dilution protection will be returned to the Company.

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

PRINTONTHENET.COM, INC. AND SUBSIDIARY
Notes to Financial Statements

September 30, 2000

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

         (i) Effective June 8, 2000, the Rogatinskys have resigned as officers and directors of the Company.

         (j) All amounts payable by the Company pursuant to stockholder loans (totaling $1,263,000) and due to affiliate (totaling $51,000) (see Note B) were contributed to the capital of the Company.

         (k) The Company obtained releases from all of the parties to the omnibus settlement described above.

NOTE F - PRIVATE PLACEMENTS

[1] February 2000 private placement:

In February 2000, the Company raised $3,040,000 ($2,677,000 net of fees and offering costs) in a private placement offering of units (the "February 2000 private placement"). Each unit was sold for $100,000 and consisted of 28,409 shares of Series A Convertible Preferred Stock (with each preferred share being convertible into 10 shares of common stock); an aggregate of 863,633 shares of Preferred Stock were issued. Upon recognition by prior management of the Company that certain guaranties had not been previously disclosed in the private placement memorandum circulated for this offering (see Notes D and E), the Company offered rescission to the subscribers of the units. An aggregate of $1,140,000 in cash was returned to subscribers pursuant to the rescission offer and the other subscribers reinvested their funds in the June Private Placement described below.

[2] June 2000 private placement:

In June 2000 the Company raised $7,020,000 and in July 2000 an additional $845,000 (which includes $1,900,000 reinvested by subscribers in the February 2000 private placement), and received proceeds of $6,812,000 net of fees and offering costs, in a second private placement offering of units (the "June 2000 private placement"). Each unit was sold for $100,000 and consisted of 50,000 shares of Series B Convertible Preferred Stock (with each preferred share being convertible into 20 shares of common stock) having a liquidation value of $2.00 per share. An aggregate of 3,932,500 shares of Series B Convertible Preferred Stock (convertible into 78,650,000 shares of Common Stock) were issued. All subscribers to the February 2000 private placement were offered the option to convert their investment into this offering. Commonwealth received fees of 10% of the gross proceeds in excess of $3,040,000 and warrants to purchase 13,548,600 shares of common stock at an exercise price of $0.10 per share. The warrants issued to the Placement Agent in connection with the February 2000 offering have been canceled. In addition, in April and May 2000, at the Company's request due to lack of working capital, the placement agent, Robert Priddy and Neal Polan, purchased from the Company for $160,000, five-year warrants to purchase 16,000,000 shares of common stock at an exercise price of $0.10 per share. These warrants were valued at $7,840,000 using the Black-Scholes pricing model and recorded as an expense during the quarter ended June 30, 2000 (included in the classification `fair value of warrants issued' in the accompanying statement of operations). Subsequent to the closing

PRINTONTHENET.COM, INC. AND SUBSIDIARY

Notes to Financial Statements
September 30, 2000

of this offering Mr. Priddy joined the Company as Chairman of the Board of Directors and Mr. Polan was appointed Chief Executive Officer.

On July 27, 2000 the 3,932,500 shares of Series B preferred stock were converted to 78,650,000 shares of common stock pursuant to the terms of the June Private Placement Memorandum.

NOTE G - PLANT CLOSURES and RELOCATION

In August 2000 the Company canceled its leases for its two main operating facilities (effective December 3, 2000), and vacated a third operating facility. The two main facilities are being leased from an entity related to the Rogatinskys. In October 2000 the Company entered into an agreement to lease approximately 18,500 square feet of office and warehouse space in Miramar, Florida beginning in November 2000. In connection with the planned relocation, during the quarter ended September 30, 2000 the Company wrote off $231,000 of leasehold improvements and recorded a charge of $45,000 for future noncancelable lease expenses and certain other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations included herein should be read in conjunction with the Consolidated Financial Statements and Notes to Financial Statements of POTN and subsidiary included in Item 1. above. Such Unaudited Consolidated Financial Statements include (i) the historical accounts of POTN for the nine months ended September 30, 2000 and from January 27, 1999 (date incorporated) through September 30, 1999, and (ii) the historical accounts of PrintAmerica for the nine months ended September 30, 2000 and 1999. All significant intercompany balances and transactions have been eliminated. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in Management's Discussion and Analysis of Financial Condition and Results of Operations refers to continuing operations.

Results of Operations

Sales were $571,000 and $1,867,000 during the three and nine months ended September 30, 2000, compared to sales of $444,000 and $1,776,000 during the three and nine months ended September 30, 1999. The increase in sales from 1999 to 2000 was partially attributable to an acquisition made in May 1999 and the two acquisitions made in August 1999. During the respective three and nine months ended September 30, 2000, a significant amount of management's time was devoted to efforts to resolve issues related to certain guaranties and litigation matters (see Notes D and E of Notes to Financial Statements). Given the limited amount of management resources then available, this adversely affected sales and operations, particularly during the second and third quarters of 2000.

Cost of Sales was $482,000 (84.4% of sales) and $1,438,000 (77.0% of sales)
during the three and nine months ended September 30, 2000, respectively, compared to $283,000 (63.7% of sales) and $1,191,000 (67.1% of sales) during the three and nine months ended September 30, 1999. Cost of sales for the three and nine months ended September 30, 1999 related substantially to the operations of PrintAmerica, which was a privately held company during that period. The increased cost of sales as a percentage of sales during 2000 is a result of several factors, including increased pricing from vendors and, to a large extent, management's efforts to resolve non-operating issues as discussed above. Management is presently evaluating its operations, including its current plant facilities and staffing structure. As discussed in Note G of Notes to Financial Statements, the Company expects to consolidate all of its production operations into a single facility during the fourth quarter of 2000.

Software development expenses were $458,000 and $658,000 during the three and nine months ended September 30, 2000. Such costs relate to development of our web site and internet strategy. Included in such expenses during the three and nine months ended September 30, 2000 was $209,000 relating to the value placed on warrants issued to certain outside vendors (see Note C of Notes to Financial Statements). Software development expenses were $159,000 during the three and nine months ended September 30, 1999.

Selling, general and administrative ("SG&A") expenses were $568,000 and $2,321,000 during the three and nine months ended September 30, 2000, respectively, versus $444,000 and $1,113,000 during the three and nine months ended September 30, 1999, respectively. The increase from 1999 to 2000 is attributable to several factors, including (i) the incurrence of significant professional fees and other costs relating to certain corporate guaranty and related litigation matters, (ii) professional fees and other costs associated with being a publicly-traded company, and (iii) increased infrastructure costs incurred in preparing for future growth both internally and through acquisitions, and relating to implementation of our website and Internet strategy.

Stock based compensation expense, amounting to $399,000 and $651,000 during the three and nine months ended September 30, 2000, relates to amortization of employment related warrants and options issued in June 2000 (details of which are disclosed in the Company's Form 10-QSB for the quarterly period ended June 30, 2000). The Company will record a quarterly charge of $399,000 through the second quarter of 2003 in connection with these warrants and options.

The Company recorded a charge classified as "fair value of warrants issued" amounting to $9,990,000 during the quarter ended June 30,2000. This charge relates to warrants issued to the Bank (see Note E of Notes to Financial Statements) and warrants sold (see Note F of Notes to Financial Statements).

During the three months ended September 30, 2000 the Company recorded a charge classified as "plant closure expense" of $276,000 relating to the planned relocation of its operating facilities during the fourth quarter of 2000. See Note G of Notes to Financial Statements.

During the three and nine months ended September 30, 2000, the Company had a net loss of $1,591,000, or $.02 basic and diluted loss per share, and $13,484,000, or $.33 basic and diluted earnings per share, respectively. During the three and nine months ended September 30, 1999, the Company had a net loss of $494,000, or $.02 basic and diluted loss per share, and $801,000, or $.03 basic and diluted earnings per share, respectively. The principal reasons for the significant increase in net loss from 1999 to 2000 are discussed above.

Liquidity and Capital Resources

Net cash used in operating activities was $2,967,000 during the nine months ended September 30, 2000. The most significant components include a loss of $13,484,000, offset by depreciation and amortization expenses of $184,000, a non-cash charge for fair value of warrants issued and sold of $9,990,000, a non-cash charge to compensation expense of $651,000, a non-cash charge of $209,000 relating to fair value of warrants issued for consulting services, write-off of leasehold improvements of $231,000, and decreased cash of $750,000 resulting from changes in operating assets and liabilities.

During the 2000 period net cash used for investing activities was $363,000, relating primarily to a repurchase of $346,000 of accounts receivable in connection with the termination of the Company's factoring arrangement with First Southern Bank (see the Company's Form 10-QSB for the quarterly period ended March 31, 2000).

During the 2000 period net cash provided by financing activities was $5,979,000, consisting primarily of $6,812,000 of net proceeds from the private placements, offset by the repurchase of stock for $1,113,000 in connection with the litigation settlements.

At September 30, 2000, we had working capital of $2,704,000 (including cash of $2,649,000). The Company anticipates incurring approximately $100,000 in costs relating to relocating its operating facilities during the fourth quarter of 2000. The majority of such costs will be accounted for as leasehold improvements. Additionally, the Company expects to incur minimum cash expenditures of $400,000 between the fourth quarter of 2000 and the first quarter of 2001 relating to development of its web site.

Forward Looking Statements

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as the prompt and satisfactory resolution of governmental inquires regarding certain historical financial and other corporate disclosures, future revenues, website and product development, and market acceptance thereof, production and office consolidation and relocation, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. The words anticipates, believes, estimates, expects, plans, intends, should, seek, will, and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to market successfully our on-line printing and publishing concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the Internet printing and publishing business and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

         Exhibit          Description
         -------          -----------

          27.1            Financial Data Schedule

(b)   REPORTS ON FORM 8-K

A Form 8-K was filed on August 2, 2000 announcing an Item 5 Event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    PRINTONTHENET.COM, INC.

Date: November 14, 2000                             By: /S/ NEAL J. POLAN
                                                        Neal J. Polan
                                                        Chief Executive Officer

Date: November 14, 2000                             By: /S/ ROBERT NORRIS
                                                        Robert Norris
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
 27.1            Financial Data Schedule