Form 10KSB
period 2000-12-31
NEXPUB INC
filed 2001-04-04
CIK 793375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission File Number 000-14614

                                  NEXPUB, INC.

                 (name of small business issuer in its charter)

              DELAWARE                                        65-0896930
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                    Identification Number)

                               3820 EXECUTIVE WAY
                             MIRAMAR, FLORIDA 33025
               (Address of principal executive offices)(Zip Code)

                                 (954) 392-5889
                (Issuer's telephone number, including area code)

                             PRINTONTHENET.COM, INC.

       4491 South State Road 7, Suite 214, Fort Lauderdale, Florida 33314

              (Former name, former address and former fiscal year,

                          if changed from last report)

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

  Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

Issuer's revenues for the fiscal year ended December 31, 2000: $2,349,000.

As of March 22, 2001, the aggregate market value of the voting stock held by non-affiliates was approximately $3,335,755.

The number of shares outstanding of each of the issuer's classes of common stock, as of date of this Report: 106,374,000 (one class).

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

  PART I...........................................................................................................1

          Item 1.      Description of Business.....................................................................1

          Item 2.      Properties..................................................................................15

          Item 3.      Legal Proceedings...........................................................................15

          Item 4.      Submission of Matters to a Vote of Security Holders.........................................15

  PART II..........................................................................................................16

          Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................16

          Item 6.      Management's Discussion and Analysis of Financial Condition and Results of
                          Operation; Safe Harbor Statement under the Private Securities Litigation
                          Reform Act of 1995.......................................................................17

          Item 7.      Financial Statements........................................................................20

          Item 8.      Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure.....................................................................20

  PART III.........................................................................................................20

          Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                          Compliance with Section 16(a) of the Exchange Act........................................20

          Item 10.    Executive Compensation.......................................................................23

          Item 11.    Security Ownership of Certain Beneficial Owners and Management...............................25

          Item 12.    Certain Relationships and Related Transactions...............................................27

  PART IV..........................................................................................................28

          Item 13.    Exhibits and Reports on From 8-K.............................................................28

PART I

Item 1. Description of Business
        -----------------------

                   General

NexPub, Inc. is a web-based provider of end-to-end printing and publishing management and production services. Our customer focus is purchasers of business communications and the manufacturers who supply those services. We offer customers access to a private customized secure website containing a digital catalog of corporate branding material and marketing products which allows them to create custom printed materials on-demand and fulfilled to their required destination. The web environment created by NexPub is the CorporatePrintCenter ("CPC"). The CPC employs graphic on the fly technology which enables users to see an image of their print order, make modifications and see those updated in real time, select quantity, request turn-around time and establish delivery instructions.

NexPub provides software and services developed to streamline the design, production, delivery and management of business communications. Our services are focused towards executive management including CEOs, CFOs, and heads of marketing and purchasing departments. Our target markets include financial services, investment banking, franchise systems, legal and accounting firms, marketing and services organizations, travel and leisure companies, and the automotive and real estate selling industries. With the CPC and NexPub's manufacturing facility, our customers can have a centralized website for the procurement and management of business communications while receiving possible cost savings in the manufacturing of those products. The efficiencies that NexPub provides with the CPC and our low manufacturing costs can provide companies significant savings in their printing expenses.

                   History of the Company

On March 11, 1999, Net Lnnx, Inc., a Pennsylvania corporation ("NLI") acquired all of the common stock of PrintOnTheNet.Com, Inc. a Delaware corporation ("POTN"). The acquisition was accomplished by merging POTN with and into NetSub, Inc., a Florida corporation and a wholly owned subsidiary of NLI. POTN then became a wholly-owned subsidiary of NLI. For accounting purposes the acquisition has been treated as a recapitalization of POTN with POTN as the acquiror (reverse acquisition). Shareholders of POTN received 16,500,000 shares of NLI common stock and 1,000,000 shares of NLI preferred stock (convertible into an additional 7,207,000 shares of common stock).

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

On December 20, 1999, in contemplation of a sale of securities (see "Recent Developments" below), our Board of Directors approved an amendment (the "December 1999 Amendment") to our restated Certificate of Incorporation to increase the authorized shares of Common Stock from 40,000,000 to 80,000,000 shares. Pursuant to Delaware law, shareholder approval was given by written consent of the holders of a majority of Common Stock. On January 18, 2000, an Information Statement was furnished to the shareholders who did not vote on the February 2000 Amendment, solely for the purpose of informing them in the manner required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The December 1999 Amendment became effective on December 28, 1999.

On May 17, 2000, in contemplation of a sale of unregistered securities (see "Recent Developments" below), our Board of Directors approved an amendment (the "July 2000 Amendment") to our Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 80,000,000 to 225,000,000 shares. Pursuant to Delaware law, shareholder approval was given by written consent of the holders of a majority of the outstanding shares of Common Stock. On July 11, 2000, an Information Statement was furnished to the shareholders who did not vote on the July 2000 Amendment, solely for the purpose of informing them in the manner required under the Exchange Act. The July 2000 Amendment became effective on July 24, 2000.

On October 17, 2000, our Board of Directors approved an amendment (the "Name Change Amendment") to our Restated Certificate of Incorporation to change the name of the Company to NexPub, Inc. ("NexPub" or the "Company"). Pursuant to Delaware law, shareholder approval was given by written consent of the holders of a majority of our outstanding shares of Common Stock. On November 30, 2000, an Information Statement was furnished to the shareholders who did not vote on the Name Change Amendment, solely for the purpose of informing them in the manner required under the Exchange Act. On December 18, 2000 the Name Change Amendment became effective.

                   Recent Developments

On February 16, 2000, the Company, through a placement agent (the "Placement Agent"), completed the sale of units, consisting of 863,633 shares of our Series A Convertible Preferred Stock (the "February Placement"). The gross proceeds from the February Placement totaled $3,040,000. The net proceeds after fees and expenses from the February Placement, totaling $2,677,000, were disbursed to the Company. The Company spent approximately $1.4 million of the net proceeds, leaving a balance of approximately $1.3 million. Due to the events described below, the balance was returned by the Company to an escrow account established by the Company and the Placement Agent for the benefit of the subscribers of the February Placement. In June 2000, the Company offered units of its Series B Convertible Preferred Stock (the "Offering"). A rescission offer (the "Rescission Offer"), was made to subscribers of the February Placement concurrently with this Offering. In June and July 2000, the Company closed the Offering which resulted in approximately $6.8 million (net of fees and expenses) being raised for the Company (this amount includes $1.9 million which was reinvested by subscribers in the Rescission Offering).

In March 2000 we became aware of the existence of certain undisclosed guaranties of PrintAmerica Interactive, Inc. ("PrintAmerica"), an entity we acquired in December 1999. See Item 1. Description of Business - Acquisitions. PrintAmerica had guaranteed up to $7.5 million in obligations of National Lithographers & Publishers, Inc. ("National Lithographers"), to First Southern Bank (the "Bank"). National Lithographers is a related party to the Company through common ownership. We assumed these obligations as a result of our acquisition of PrintAmerica. On January 31, 2000, the Company independently guaranteed this indebtedness. The underlying indebtedness secured by these guaranties was in default and there were insufficient assets of National Lithographers to satisfy the indebtedness.

The Company also learned that PrintAmerica guaranteed approximately $1.0 million of other indebtedness to Merrill Lynch Business Financial Services ("Merrill Lynch"). This indebtedness was also in default, and in March 2000 Merrill Lynch instituted an action in Miami-Dade County Circuit Court to collect the monies owed to it. PrintAmerica was a defendant in this action as well as brothers Benjamin and Samuel Rogatinsky (collectively, the "Rogatinskys"), both of whom were personal guarantors of this indebtedness. The Rogatinskys were former officers and directors of the Company.

In addition, when preparing for the audit of our financial statements for the year ended December 31, 1999, we discovered that the net income of PrintAmerica was incorrectly reported in the financial statements contained in our Form 8-K filed in connection with the acquisition of PrintAmerica. In particular, PrintAmerica reported net income of $96,000 (unaudited) for the nine months ended September 30, 1999 when, in fact, PrintAmerica had a net loss of $430,000 (unaudited). We also discovered certain misstatements of financial information contained in the financial statements of the Company for the nine months ended September 30, 1999 included in our Form 10-QSB. In November 2000, we filed amendments to our Forms 8-K and 10-QSB for these periods correcting the misstated financial information.

In June 2000, we entered into a settlement with the Bank and Merrill Lynch to release us from any obligations under the aforementioned corporate guaranties. As part of the settlements, we purchased 11,111,111 shares of Common Stock from the Rogatinskys at $.09 per share for an aggregate of $1,000,000. In addition, on June 30, 2000 the Rogatinskys sold 1,250,000 shares of Common Stock to the Company generating proceeds of $112,500. The Rogatinskys may sell to the Company that number of shares of Common Stock required to generate proceeds of up to $142,500 on or before June 30, 2001 at a price per share of the lesser of $.09 per share or the then current market price per share. All proceeds received by the Rogatinskys from the sale of these shares will be paid to the lenders in connection with the settlements. In connection with the settlements, Benjamin and Samuel Rogatinsky resigned as officers and directors of the Company.

Additionally, all shares of the Company's Common Stock owned by the Rogatinskys, their families and related entities are pledged to the Bank and the Bank continues to have a first priority lien on any shares acquired or received by the Company from the Rogatinskys.

The Bank has released the Company from the corporate guaranties in exchange for the pledge by the Rogatinskys of all shares of Common Stock owned by them (approximately 22 million shares, less those shares sold to the Company as described above) to the Bank. The shares sold back to the Company have been pledged by the Company, on a non-recourse basis, to the Bank to secure the underlying obligations, and will be available for liquidation pursuant to the pledge only after all of the other shares pledged by the Rogatinskys have been liquidated. Additional shares of Common Stock may be pledged to the Bank upon the future sale by the Company of securities at a price below $.30 per share, if at the time of the stock sale, the Company's shares are then trading at less than $.30 per share. All of the shares pledged to the Bank will be "restricted" from sale following the date of the settlement, as specifically described below:

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

The Bank is obligated, in the sales of any shares, to first sell the shares owned by the Rogatinskys before selling any shares owned by the Company.

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

In connection with the shares pledged to the Bank, we will be required to issue additional common stock at a currently indeterminate price to the Rogatinskys, if in the future (excluding the June 2000 private placement and certain other stock issuances), we sell our Common Stock at less than $0.30 per share, and if at the time of the stock sale, our Common Stock is trading at less than $0.30 per share. These shares will be pledged to the Bank until all obligations owed to the Bank have been satisfied and the pledge is no longer in effect; at such time these additional shares (if any) shall be returned to the Company.

In connection with these transactions, the Rogatinskys granted to the Board of Directors an irrevocable proxy to vote all shares of Common Stock of the Company owned by them following the consummation of the proposed settlements.

As part of the settlement transaction described above, we purchased a certain printing press which was subsequently sold at auction. The net proceeds from the auction received by us was approximately $56,000. The Rogatinskys have agreed to convey additional shares of Common Stock to the Company to cover the shortfall between the purchase price of the printing press ($225,000) and the auction proceeds. The amount of such additional shares shall be valued at the lesser of $.09 per share or one-half the then current market price at the time the Company requires payment or the conveyance of shares by the Rogatinskys as settlement of the obligation. These additional shares are also subject to the pledge in favor of the Bank described above.

In another transaction related to the settlements, we resolved certain disputes with the sellers of PrintAmerica (Reuben and Shulamit Rogatinsky). The parties have exchanged mutual releases and the consideration paid for PrintAmerica, i.e., 1 million shares of our common stock was returned to us by the Sellers. However, these shares are also subject to the pledge in favor of the Bank.

                   Description of Services

We are an Internet based provider of end-to-end online printing management, publishing and production services for businesses. Our software solutions and manufacturing capacities permit us to offer enterprise wide solutions for end users of our CPC technology and our printing services. We offer customers access to a private customized secure website containing a digital catalog of their custom printed materials, which they can modify, proof and procure over the Internet. Our website employs graphic on-the-fly technology, which enables users to see an image of their print job before submitting a final order. Our printing services offer customers a one stop shop for addressing their printing needs while reducing the time and costs associated with ordering printed business materials as well as reducing the possibility of error in the printing process. Currently, one of our primary sources of revenue is from customers of print centers we have acquired. We are currently developing a software solution using CPC technology which, when developed, will allow other commercial printers to offer our web-based print management and publishing solution to clients, using our proprietary software and technology and their print facilities. In providing this "Print Management System", we will be the web host for these services and will be compensated for the use of our technology and software. We also believe that, when developed, the Print Management System may be successfully marketed and licensed to enterprises who may wish to use the CPC, but do not wish to use our printing services. Such revenues may be in the form of subscription fees, user fees or transaction fees. There can be no guarantee that the Company can successfully develop and market these services.

       SOHO (Small Office, Home Office) and Consumer Website: PrintOnTheNet.com

On February 8, 2001 we discontinued the operation of our consumer and SOHO website, PrintOnTheNet.com and discontinued our online business to individual consumers and small businesses, although we will continue providing printing services to our existing customer base.

Our former on-line printing services allowed small businesses and consumers to access a private, customized, secure website that contained a digital catalog of all of their printed materials. Such materials included business cards, letterhead, envelopes and announcements were largely centered around stationery and black and white documents.

We offered an array of design templates and type faces to our customers. As development of the business of selling to consumers and small businesses unfolded, it became clear that competition from other Internet providers, as well as traditional printers, would keep gross margins and profitability extremely low. In February 2001, our management decided to withdraw our consumer site as a product offering and we shifted our focus and resources on what we believe is a growth business, i.e., the CPCs for large companies. In making this decision, we were able to adapt some of the technology features that existed on our consumer website to the CPC. DocuPub (the document publishing technology which was being developed for the former consumer/SOHO product) is a feature in all of our CPCs which employs the graphic on-the-fly technology enabling users to see an image of their print job before submitting a final order.

The decision to halt development on the consumer based product offering and focus on the research, development and construction of our new business oriented software solution resulted in the launch, in January 2001, of CorporatePrintCenter 2.0.

       The NexPub CorporatePrintCenter

In January 2001, we launched CorporatePrintCenter 2.0, our new integrated business communication and publishing tool. CorporatePrintCenter 2.0 is designed to create, manage, produce and deliver high quality printing to our clients. When development of the Print Management System is completed, the CPC technology will provide a web-based solution for other printers and their clients as well as our enterprise clients wishing to use the CPC to manage their relationship with other printers. The CPC is a custom web environment that distinguishes itself through its user-friendly interface and wide array of administration tools and reporting functions. Users of CorporatePrintCenter 2.0 will be able to control inventory, monitor usage, receive quantity rebates, reduce administrative costs, control consistency of their printed products, receive competitive pricing and order materials 24-hours a day, all from any computer with an Internet connection. The CPCs are directly connected to production management facilities ensuring quality control and simplifying the ordering process.

CPC technology allows NexPub to target small and medium sized businesses as well as larger corporations to benefit from the user interface and back-end administrative functions. Small and medium sized businesses benefit from our integrated solution of user-interface and manufacturing. Larger companies will, upon the completion of the development of our Print Management System, benefit from our ability to communicate with their already established network of printers, as well as our own network of specialized printing professionals, resulting in on-demand print and fulfillment workflows that may not have been economically viable without the CPC solution.

Features of CorporatePrintCenter 2.0 include:

Custom website developed with corporate-approved templates, identity and digital library;

Quality assurance through a proprietary network of print production facilities, both wholly-owned and with strategic partners;

Secure website access by any approved employee across the entire organization from any remote location;

Pre-formatted corporate identity tools that enable rapid order and printing of key corporate documents from any computer connected to the Internet;

Access to all tools and features via secure Internet connection to prevent unauthorized use of system;

Robust Custom Publishing Tools that enable user to upload PowerPoint, Word,
    Excel or other documents and import them directly onto custom templates or publish new documents and instantly view a proof;

Auto quote calculator feature with instant on-screen pricing for digital printing and custom work;

Finishing, design choices, binding, and delivery services ordered online;

Automated Management and Publishing of Packaged Solutions;

WYSIWYG update tools for simple auto-formatting and reordering of existing company documents; and

Enhanced administrative features that provide business clients with significantly deeper levels of control and reporting.

        Advantages of the CorporatePrintCenter

Digital Assets: NexPub identifies and catalogues company's templates, logos, images and other digital materials and stores them on customized CPCs in a digital library. Documents, materials, and templates can be added or deleted at any time. This collection of pre-approved corporate graphics, images and logos can be used at any time for products ranging from document publishing to customized marketing collateral. This provides consistent corporate branding across all communication channels from internal documents and forms to high profile product sheets and catalogs.

Document Publishing: Our customers may also create original materials by uploading standard documents created in MS Word, MS PowerPoint, MS Excel, WordPerfect and other types of document creation applications to the CPC. Users can access existing corporate templates from the digital library or use artwork and logos embedded on their document to assist in the creative process. Once received by NexPub and an on-line proof is approved by the user, the CPC then allows the user to choose from a variety of printing methods, paper, binding options, quantities, specify turn-around times, choose billing methods, assign a cost center and order.

Stationery: The CPC allows for users to manage their profile as well as an unlimited number of other profiles for the management of corporate stationery needs. The CPC provides the user with individual selections as well as entire bundles of this product further streamlining the ordering process.

Marketing Material: The CPC allows corporate marketing departments to place communications on the web with two specific product attributes: (a) the traditional collateral piece that is ordered and re-ordered with no change; and
(b) the adaptation of customized printing through the use of pre-defined Variable Custom Fields ("VDFs"). Collateral pieces supplied by our clients include multiple images that can be imported into pre-defined areas of the piece as set by the client. We also allow text boxes to receive information from the users that also flow into VDFs on the piece. The VDFs allow users from different parts of an organization to manipulate the communication with pre-defined variable content and dynamic text editing. Once the document is created, and the user approves the on-line proof with changes shown on the screen, the order is sent to the approver's section of the CPC where the corporate director can approve or redirect the user's request for further update.

Direct Mail: We are currently planning a test of a direct mail solution that allows companies to utilize their existing direct mail templates and execution criteria providing a truly one-to-one workflow via the

Internet. NexPub will upload client data via a link from the user interface of the CPC website and provide the selection tools to associate the defined data with the appropriate message. Output is geared for the proven workflow of pre-printed templates or shells so that the only information being processed is that which is specific to the targeted individual. This allows for the lowest possible cost of entry in one of the fastest growing and proven methods of customer acquisition and retention. We are testing this through an informal joint venture with a company that specializes in print on demand one-to-one marketing.

Back-end Administration: The value of this component of the CPC is driven by NexPub's proprietary software tools which allow users to access the CPC, order products, approve orders, view all work in process and create customized reports for analyzing program spending and budget allocation. The CPC will also identify specific usage by user, by product and by cost center. All administrative functions are made available to the client's administrator who can manage the CPC from any desktop in the world.

        Acquisitions

In August 1999, we purchased certain assets and liabilities and the operations of two South Florida printing companies: Bailey's Printing Plus, Inc. ("Bailey's"), and Ivan's Quick Print, Inc. ("Ivan's"). Bailey's was acquired for a stated purchase price of $175,000. Of that amount, $25,000 was paid in cash and the remainder was paid by delivery of 120,000 shares of our Common Stock, with a requirement to issue additional shares or pay additional cash to the selling shareholders of Bailey's to the extent such shares were worth less than $150,000 on February 23, 2001. In March 2001, we issued 1,380,000 shares of our Common Stock to the sellers of Bailey's to cover the shortfall in the value of the stock originally issued. We also assumed certain liabilities of Bailey's amounting to approximately $13,000. In addition we delivered shares of our Common Stock having an aggregate value of $23,000 to two business brokers in connection with this acquisition and paid $40,000 to obtain the agreement of three principals of Bailey's not to compete with us for a three year period, of which $25,000 was paid in cash and the remaining $15,000 was paid by delivery of a promissory note payable to such principals.

Ivan's was acquired for a stated purchase price of $90,000, of which $15,000 was paid in cash and the remainder was paid by delivery of 66,034 shares of our Common Stock with a requirement to issue additional shares or pay additional cash to the seller of Ivan's to the extent such shares were worth less than $75,000 on August 27, 2000. In September 2000, we issued 105,395 shares of our Common Stock to the seller of Ivan's to cover a shortfall in the value of the stock originally issued. In connection with this acquisition, we paid an additional $10,000 in cash to obtain the agreement of two principals of Ivan's not to compete with us for a three year period.

On December 30, 1999, we acquired PrintAmerica in a transaction (the "Acquisition") in which all of PrintAmerica's outstanding common stock (1,000 shares) was acquired for one million shares of common stock of the Company. In connection with the Acquisition, the selling shareholders of

PrintAmerica executed a non compete agreement, and also agreed to an 18 month lock up agreement with respect to the sale or transfer of our common stock. PrintAmerica, which began operations in late 1997, provides quick print services in South Florida. The Acquisition was recorded in a manner similar to a pooling of interests for accounting purposes since 100% of the common stock of PrintAmerica was owned by the parents of Benjamin and Samuel Rogatinsky, who collectively owned approximately 89% of our common stock on the date of the Acquisition. PrintAmerica was merged into the Company in January 2000. As discussed above, in June 2000 all of the shares of our Common Stock issued in the Acquisition were returned to the Company.

The acquisition of PrintAmerica provided us with several advantages:

o PrintAmerica has made the capital investment for machinery and equipment and has the systems in place to produce our work product.

o         PrintAmerica had excess capacity and could accomodate our workflow.

o We control the timeliness and quality of production to a greater degree than is the case with any third party arrangement.

          Marketing

  We utilize a two-pronged approach to marketing:

  I. Direct In-Person Sales. Our sales force markets directly to both small to medium sized corporations as well as large companies. Initial discussions with many of our target clients have been met with support and interest, and we have built CPCs for three large corporate clients which are active and operating. There can be no assurance that these discussions will result in our conducting business with any of these customers in the future.

  II. Advertising and Public Relations. Our advertising and marketing will emphasize the features and benefits of the CPC. We will use direct marketing and selling to market our Web site. Alliances with channel partners from office supply retailers and small printers to industry manufacturers with large selling organizations throughout the nation will be a main focus for 2001, as they will assist in informing and attracting prospects to our website. We intend to place items relating to NexPub in key publications, both in the technology industry and mainstream press.

               Web Site and Operational Developments

We have purchased our own dedicated servers and have contracted with an off-site location to house and maintain the servers. We have a direct T1 connection with a full T1 backup for our in-house server facility. We have 24-hour support and redundant backup systems. Programmers and graphic artists familiar with website design have been engaged to establish and update the open and secure platforms as required.

Production is conducted either in our Florida printing facility or with contracted third parties.

               Competition

We compete with both traditional and on-line printing businesses. The existing printing market is established, mature and intensely competitive. Competition is largely based on price, quality, range of services offered, distribution capabilities, customer service and technology. We expect competition to increase due to the lack of significant barriers to entry for on-line businesses generally, and the presence of excess capacity in the printing industry. As we expand the scope of our product and service offerings, we may compete with a greater number of companies across a wider range of printing and publishing services. Our ability to generate significant revenue from sales will depend on our ability to differentiate ourselves through the goods and prices we provide and our timeliness of delivery.

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

The market for on-line printing services is new, rapidly evolving and highly competitive. A number of companies have recently started offering Internet-enabled printing services to consumers and to the small office/home office market. Additionally, several e-commerce companies have begun to develop systems that receive customer requests and match them to a print provider. Among the services these companies offer are on-line design and ordering of personalized stationery, business cards and other office supplies. We also face competition from selected traditional print vendors which have developed on-line websites that permit customers to create, proof and order popularly printed items directly on-line. We may in the future also face direct competition from other companies that may develop and market integrated Internet-based business printing services similar to ours.

The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market and industry consolidation develops. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to enter into these strategic or commercial relationships on more favorable terms. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved services that may compete with the services we market. New technologies and the expansion of existing technologies may increase competitive pressures on us. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition.

We also face direct competition from a variety of other organizations, including existing office supply chains, procurement brokers, stationery houses, design houses, advertising specialty and print brokers. Some of these are in the process of developing their own on-line print solutions. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our technology and services or through their product development in the area of on-line print shops or through acquisitions.

Further, we face substantial competition from printing services brokers -- companies that contract with businesses to select and procure printing services from a variety of printers. Brokers are able to offer customers a relatively wide range of products and services, and are often able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long-standing customer relationships and extensive local direct sales resources.

We believe that the Company has a number of competitive advantages over other organizations providing printing services on the Web, and indeed other Web-based retail and wholesale businesses in general because internally built solutions are not usually as robust and are expensive to develop and maintain. NexPub's architecture, which is built upon best-in-class technologies, allows us to quickly adapt to ever changing and new developments in technology. Companies whose main product is in the delivery of printed materials will be forced to make capital and human investment in both manufacturing as well as technology, which is usually reserved for only the largest of companies in the graphic arts industry.

                Risk Factors That May Affect Future Results

Going Concern Opinion

We have received a report from our independent auditors containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow. Additionally, the auditor's "going concern" opinion is based on the lack of sufficient working capital and existing commitments to provide additional financing required to implement the Company's business plan coupled with losses and working capital needs. If we do not achieve positive operating results within the next few months, we will require additional financing. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If positive operating results are not achieved rapidly, we intend to reduce expenditures so as to minimize our requirements for additional financial resources, if such resources are not available on terms acceptable to us. There can be no assurance that such measures will be sufficient to satisfy our ongoing capital requirements.

Business Strategy

Our future financial performance and success are largely dependent on our ability to successfully implement our business strategy. We base our business strategy in part on our assumptions about future demand for our current products and the new products we are developing, as well as on our ability to continue to market our products profitably and to adapt to changes in our markets. Each of these assumptions could be affected by a number of factors beyond our control, including: trends in the online printing market, increased competition, pricing pressures, legal developments, general economic conditions or increased operating costs or expenses.

Potential Claims Against the Company

We may be subject to certain claims in connection with a formal SEC inquiry into transactions relating to our operations. In the event of any such occurrence, we could incur substantial litigation expenses, receive adverse publicity and suffer a loss of sales. Claims against us, regardless of their merit or outcome, may involve significant legal costs and may require management to devote considerable time which would otherwise be utilized in our operations.

Customer Retention; Sales Risks

Stability in customer retention is primarily dependent on the continued relevancy of the range of our products to the business marketplace. We can make no assurances that our new product introductions will continue to offset the rate of obsolescence of our products in the future. An increase in the rate of product obsolescence or a decline in new product introductions could negatively impact customer retention which, in turn, would have a materially adverse impact on our long-term financial performance.

Dependence on Key Management

We believe that our success depends on our ability to retain our senior management team, including, in particular, Neal J. Polan, our Chief Executive Officer. The loss of services of Mr. Polan or one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. In addition, our success depends on our continued ability to recruit and retain highly skilled, knowledgeable and sophisticated technical, managerial, sales and professional personnel.

Other Risks; Variability of Performance

We have experienced in the past and will experience in the future quarterly and annual variations in net sales and net income as a result of many factors, including, but not limited to, customer response rates, product mix, the timing and levels of selling, general and administrative expenses. If net sales performance falls below expectations in any given quarter or year, our operating results could be materially adversely affected

Control of Production. We control all aspects of production. We believe that with our ability to manage the timing of production and the quality of product, we will be able to enhance our operating margins.

Pricing. We believe that with our ability to control both the technology and the printing process, our margins will be better managed and our prices reduced.

Delivery. With the ownership of production and shipping facilities, as well as with strategic relationships in geographical areas where we do business, we will be better able to control the scheduling of work and the delivery of product.

Employees. As of February 14, 2001, we employ 31 persons full time as support staff.

Reports to Security Holders

The public may read and copy any materials that we have on file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Such materials can also be obtained on the SEC's official website at www.sec.gov. The public may obtain information on the operation of the Public Reference Room by calling SEC at 1-800-SEC-0330.

Item 2.    Properties
           ----------

Our facilities consist of our principal office located at 3820 Executive Way, Miramar, Florida 33025 which consists of approximately 18,500 leased square feet of office and warehouse space and an office located at 660 White Plains Road, Third Floor, Tarrytown, New York, 10591. We believe our facilities are sufficient for our current needs.

Item 3.    Legal Proceedings
           -----------------

In a letter dated June 29, 2000, the Company received notice from the Southeast Regional Office of the United States Securities and Exchange Commission (the "SEC Regional Office"), that an informal inquiry into transactions relating to the Company was being conducted. The Company was requested to voluntarily provide the SEC Regional Office with certain documents, as outlined in that letter. The letter from the SEC Regional Office to the Company states that this inquiry is confidential and should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person, entity or security that may be involved. Management of the Company has provided the requested information and continues to fully cooperate with respect to this informal inquiry.

On January 24, 2001, the SEC issued a Formal Order of Private Investigation in connection with its investigation of the Company. At this time no conclusion can be reached as to what impact, if any, this investigation may have on us or our operations.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

On October 17, 2000, our Board of Directors approved the following actions: (i) an amendment to our Restated Certificate of Incorporation to change our name to NexPub, Inc.; (ii) election of six directors to our Board of Directors; and
(iii) the appointment of the accounting firm of Richard A. Eisner & Company, LLP, to serve as our independent auditors for the year 2000. On November 20, 2000, and in accordance with Section 228 of the Delaware General Corporation Law, the written consent of the holders of the majority of the outstanding shares of our voting capital stock (47,360,540 shares) was obtained approving each of these corporate actions. Under Delaware law, such a written consent may be substituted for a special meeting. Accordingly, the stockholders were not asked to take action on these corporate actions at any future meeting. On November 30, 2000, an Information Statement was furnished to the shareholders who did not vote on these corporate actions, solely for the purpose of informing them in the manner required under the Exchange Act.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

        Market Information

The Company's Common Stock is currently traded on the Over-the-Counter Bulletin Board. On July 30, 1999, in connection with the merger of Net Lnnx, Inc. and PrintOnTheNet.com, Inc., the Company's stock symbol changed from NLNX to POTN. On December 26, 2000 the Company's stock symbol changed to NEXP in connection with the corporate name change from PrintOnTheNet.com, Inc. to NexPub, Inc.

The following table sets forth the high and low sales prices for the Company's Common Stock for each quarter within the two years ended December 31, 2000 as reported by the over-the-counter quotations. These prices do not reflect retail mark-ups, mark-downs or commissions and may not represent actual transactions.



     1999 (Net Lnnx, Inc. through July 30)                High            Low
     ----                                                 ----            ---

     January 1 through March 31, 1999                     2.875          0.125

     April 1 through June 30, 1999                        2.125          1.375

     July 1 through September 30, 1999                    2.500          0.625

     October 1 through December 31, 1999                  1.563          0.406

     2000                                                 High            Low
     ----                                                 ----            ---

     January 1 through March 31, 2000                     2.375          0.938

     April 1 through June 30, 2000                        1.000          0.531

     July 1 through September 30, 2000                    0.656          0.188

     October 1 through December 31, 2000                  0.234          0.125

Holders

The number of record holders of the Company's Common Stock as of February 14, 2001 was approximately 2,160.

Dividends

The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.
           ---------------------------------------------------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations included herein should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Financial Statements. Such Consolidated Financial Statements include (i) the historical accounts of the Company for the year ended December 31, 2000 and from January 27, 1999 (date incorporated) through December 31, 1999, and (ii) the historical accounts of PrintAmerica for the years ended December 31, 2000 and 1999. All significant intercompany balances and transactions have been eliminated. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles as applied in the United States.

The financial information in Management's Discussion and Analysis of Financial Condition and Results of Operations refers to continuing operations.

Results of Operations

Sales were $2,349,000 and $2,503,000 in 2000 and 1999, respectively. Sales in 1999 includes the activity of one acquisition only since May 1999 and two other acquisitions since August 1999, when each of these entities were acquired. During 2000, a significant amount of management's time was devoted to efforts to resolve issues related to certain guaranties and litigation matters (see Notes J and L of Notes to Financial Statements). Given the limited amount of management resources then available, this adversely affected sales and operations. Additionally, we have devoted a substantial amount of time and resources to implementation of our website and Internet strategy.

Cost of Sales was $1,953,000 (83.1% of sales) and $1,722,000 (68.8% of sales) in
2000 and 1999, respectively. The increased cost of sales as a percentage of sales during 2000 is a result of several factors, including increased pricing from vendors. During the latter part of 2000, the Company consolidated its three production locations into a single facility, and anticipates that cost savings related to certain duplicative processes will begin to be realized during the first quarter of 2001.

Stock based compensation expense, amounting to $1,251,000 in 2000, relates to amortization of employment related warrants and options issued in June 2000.

Software development expenses were $1,210,000 and $401,000 during 2000 and 1999, respectively. Such costs relate to development of our web site and Internet strategy. Included in such expenses during 2000 was a non-cash charge of $344,000 relating to the value placed on warrants and common stock issued to certain outside vendors that provided services to the Company.

The Company recorded a charge of $617,000 during 2000 relating to the impairment of long-lived assets.

The Compnay recorded a charge of $1,176,000 during 2000 classified as "Cost of Obligation under Guarantees" relating to expected delivery of pledged treasury shares.

During 2000, the Company recorded a plant closure expense of $336,000, relating to the relocation of its production facilities.

Selling, general and administrative ("SG&A") expenses were $13,095,000 and $1,766,000 during 2000 and 1999, respectively. The increase from 1999 to 2000 is attributable to several factors, including (i) non-cash charges of $7,840,000 relating to the sale of warrants and $2,150,000 relating to the issuance of warrants to the Bank, (ii) the incurrence of significant professional fees and other costs relating to certain corporate guaranty and related litigation matters, and (iii) increased infrastructure costs incurred in preparing for future growth both internally and through acquisitions, and relating to implementation of our website and Internet strategy.

The Company had net interest income (expense) of $5,000 and ($163,000) in 2000 and 1999, respectively. During 2000, the Company earned interest income of $82,000 on its cash reserves (resulting from the Offering), offset by $77,000 of interest expense.

During 2000, the Company had a net loss of $17,284,000, or $.32 basic and diluted loss per share, compared to a 1999 net loss of $1,547,000, or $.06 basic and diluted loss per share. The principal reasons for the significant increase in net loss from 1999 to 2000 are discussed above.

Liquidity and Capital Resources

Net cash used in operating activities was $3,889,000 in 2000. The components include a loss of $17,284,000, offset by depreciation and amortization expenses of $253,000, a non-cash write down of property and equipment of $272,000, an impairment of long-lived assets charge of $617,000, a non-cash charge for fair value of warrants issued and sold of $9,990,000, a non-cash charge to stock based compensation expense of $1,251,000, a non-cash charge of $312,000 relating to fair value of warrants issued for consulting services, and increased cash of $589,000 resulting from changes in operating assets and liabilities.

During 2000, net cash used for investing activities was $128,000, relating primarily to purchases of $135,000 of property and equipment.

During 2000, net cash provided by financing activities was $5,769,000, consisting primarily of $6,812,000 of net proceeds from the private placement offerings , offset by the repurchase of stock for $1,282,000 in connection with litigation settlements.

At December 31, 2000, we had a working capital deficit of $2,000. The Company had cash of $1,752,000 as of December 31, 2000. The Company expects to incur minimum cash expenditures of $650,000 during 2001 relating to development of its website.

We have received a report from our independent auditors containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months. If we do not achieve positive operating results within the next few months we will require additional financing. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If positive operating results are not achieved rapidly, we intend to reduce expenditures so as to minimize our requirements for additional financial resources, if such resources are not available on terms acceptable to us. Such measures may include reduction of our technology costs in the coming year and restructuring various employee compensation packages. Additionally, we expect revenue from our new product lines to increase in the future. There can be no assurance that we will be able to generate internally or raise sufficient funds to continue our operations, or that our auditor's will not issue another going concern opinion. Our consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue our operations.

Forward Looking Statements

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as the prompt and satisfactory resolution of governmental inquiries regarding certain historical financial and other corporate disclosures, future revenues, website and product development and market acceptance thereof, production and office consolidation and relocation, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. The words anticipates, believes, estimates, expects, plans, intends, should, seek, will, and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to market successfully our on-line printing and publishing concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the Internet printing and publishing business and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7.     Financial Statements
-------     --------------------

                   Immediately following the signature page of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
            ---------------------------------------------------------------

                   None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
            ------------------------------------------------------------

  Our executive officers and directors are as follows:


NAME                           AGE        POSITION
----                           ---        --------

Neal J. Polan                  50         Chief Executive Officer/Director

Robert Priddy                  54         Chairman of the Board of Directors

Mark Reichenbaum               49         Director

Adam Ross                      42         Director

George F. Pickett              59         Director

John Van Leuwen                42         Director

Robert K. Norris               43         Chief Financial Officer

Management

A brief description of the key management of the Company is as follows:


Neal J. Polan, age 49, has served as a Director of the Company since June 8, 2000. Mr. Polan founded Insight Management Corp. ("IMC") in 1983 and Insight Capital Partners LLC ("ICP" and, with IMC, the "Insight Companies") in 1995. IMC is an investment management firm, specializing in the reorganization and strategic acquisition of small to middle market companies. ICP provides financial advisory services to middle market companies. As a principal and executive officer of the Insight Companies, over the last two years, Mr. Polan has been involved in several Internet companies. In addition, from October 1999 through March 2000, Mr. Polan served on the Board of Directors of Adatom.com (Nasdaq SmallCap: ADTM), an e-commerce infrastructure Internet company. From 1997 to October 1999, Mr. Polan served as the Chairman and Chief Executive Officer of HealthCore Medical Solutions (which merged with Adatom.com in October 1999), a healthcare company that marketed and administered a healthcare benefits program targeted at small and middle market businesses. From 1996 to 1998, Mr. Polan was a principal and managing director of National Financial Companies LLC, a middle market merchant bank specializing in early stage companies. Mr. Polan was also a founder, and from 1992 to 1994 President and a director, of Sterling Vision, Inc., a company that acquired the assets of Sterling Optical from Federal bankruptcy court in 1992. Sterling Vision, Inc. (Nasdaq: ISEE) completed a successful initial public offering in 1995.

Robert Priddy, age 54, has served as a Director and Chairman of the Board of directors of the Company since June 8, 2000. He is currently Chairman of the Board and Chief Executive Officer of R.M.C. Capital, LLC, a venture capital company, a position he has held since November 1997. Mr. Priddy served as Chairman of the Board and Chief Executive Officer of Valuejet, Inc., a commercial airline company, from June 1993 until November 1997. In addition, Mr. Priddy has served on the Board of Directors of Air Tran Holdings, an aviation company, from 1993 to the present date, and AccuMed International, a healthcare company, from 1997 to the present date. Mr. Priddy is a minority owner and a member of the Board of Directors of Commonwealth Associates, the placement agent engaged by the Company for its 2000 private placement offerings.

Mark Reichenbaum, age 49, has served as a Director of the Company since June 15, 2000. Mr. Reichenbaum is President of Haja Capital Corporation, a real estate investment company, a position he has held since October 1996. From 1972 until October 1996, Mr. Reichenbaum served as President of Medo Industries, Inc., an air freshener manufacturing company. In addition, Mr. Reichenbaum served on the Board of Directors of Safety First Corporation, a manufacturer of infant items, from 1997 until March 2000.

Adam Ross, age 42, has served as a Director of the Company since June 15, 2000. Mr. Ross is an equities trader with Van Buren Securities Company, a Chicago-based securities trading company, a position he has held since February 2000. Mr. Ross has been an equities trader since December 1998, employed with All Star Equities Co., a Ft. Lauderdale securities trading company. From December 1996 to December 1998, Mr. Ross was a registered stock broker for Commonwealth Associates, a mid-size New York based investment banking firm. From December 1990 until December 1996, he was Executive Vice President of Sales for Ross Printing, a mid-size commercial printing firm.

George F. Pickett, age 59, has served as a Director of the Company since June 15, 2000. Mr. Pickett is currently retired. He retired as Chairman of the Board and Chief Executive Officer of Atlantic Southeast Airlines, Inc., a large regional airline carrier, after the carrier was purchased by Delta Airlines in May 1999. Mr. Pickett was the Chairman of the Board and Chief Executive Officer of Atlantic Southeast Airlines, Inc. from February 1994 until May 1999. From September

1996 until May 1999, Mr. Pickett served as Chairman of the Board and Chief Executive Officer of ASA Holdings, Inc., a public holding company which owned the shares of Atlantic Southeast Airlines, Inc.

John Van Leeuwen, age 42, has served as a Director of the Company since September 2000.

Mr. Van Leeuwen is the Chief Executive Officer of Techinspirations, Inc. (Cayman), a venture capital firm, with principal offices in Canada, a position he has held for four years. Mr. Van Leeuwen has previously served as President of Baan Canada, an enterprise resource planning firm, for a period of four years. Mr. Van Leeuwen is also a director of Xbox Technologies and several other foreign organizations.

Robert K. Norris, age 43, was appointed Chief Financial Officer of the Company in June 2000. Mr. Norris is also the Company's Secretary. Mr. Norris had previously served as Chief Financial Officer of the Company from November 1999 until February 2000. From November 1997 until November 1999, Mr. Norris, a Florida certified public accountant, was Director of Financial Reporting for US Diagnostic Inc. From December 1996 through October 1997, Mr. Norris served as Chief Financial Officer for Guardian International, Inc. Prior to December 1996, Mr. Norris was Vice President/Corporate Controller for International Airline Support Group, Inc.

Item 10.    Executive Compensation
            ----------------------

Compensation

The following table sets forth information about the compensation paid or accrued by the Company to the Company's named executive officers, for the last three completed fiscal years:


                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------

                                                                                               Long-Term
                                                                                             Compensation

------------------------------------------------------------------------------------------------------------------

                                     Annual Compensation                                        Awards

------------------------------------------------------------------------------------------------------------------

             Name and                                                                   Securities Underlying
        Principal Position            Year          Salary              Bonus                  Options
        ------------------            ----          ------              -----                  -------
------------------------------------------------------------------------------------------------------------------
   Neal J. Polan                      2000        $103,846                --                      --
   Chief Executive Officer            1999            --                  --                      --
                                      1998            --                  --                      --
------------------------------------------------------------------------------------------------------------------

   Robert K. Norris                   2000        $102,276(1)             --                      --
   Chief Financial Officer            1999                                --                      --
                                      1998               --               --                      --
------------------------------------------------------------------------------------------------------------------

   Benjamin Rogatinsky(2)             2000        $84,673                 --                      --
   Chief Executive Officer            1999            --                  --                      --
                                      1998            --                  --                      --
------------------------------------------------------------------------------------------------------------------

-------------------
(1) Includes $29,199 received in consulting fees.
(2) Benjamin Rogatinsky resigned as an officer of the Company on June 8, 2000.

Compensation of Directors


The Company reimburses members of its Board of Directors for their reasonable expenses incurred in connection with their services as directors. On November 8, 2000, all of the Company's outside directors were granted warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $.125. The warrants shall vest equally over 3 years on each anniversary date of each individual director's appointment commencing on their initial date of service.

Under the Stock Incentive Plan, approved by the Company's shareholders at the 1999 Annual Meeting, each of the Company's employees (including officers and directors who are also employees of the Company), consultants and advisors are eligible to receive awards from the Company of stock options subject to the discretion of the Company's Compensation Committee.

Compensation of Officers - Employment Agreements

Effective as of June 8, 2000, the Company entered into an employment agreement with Neal J. Polan. Such agreement has an initial two year term which will be automatically extended for additional consecutive one year periods unless written notice is given by either party to the other no later than 60 days before the expiration of the term. Pursuant to such agreement, Neal J. Polan will serve as the Chief Executive Officer of the Company. Under the employment agreement, Mr. Polan is provided an annual base salary which is subject to annual adjustments at the discretion of the Board of Directors of the Company (or a committee thereof), but which may not be reduced to less than the base salary of such executive for the initial year of his agreement. Pursuant to the agreement, the initial base salary for Mr. Polan is $200,000. In addition, Mr. Polan may be given an annual bonus subject to the sole discretion of the Board of Directors of the Company. The employment agreement also provides Mr. Polan with certain benefits, including life insurance and eligibility to participate in all benefit plans established by the Company (including, but not limited to, medical, bonus and stock option programs). If Mr. Polan's employment is terminated by the Company without "cause" or in connection with, or as a result of, a "change of control", the Company would be obligated to pay to Mr. Polan a termination payment of up to three times the executive's annual salary, then in effect, plus certain bonuses, and would be obligated to pay to the executive all fringe benefits accrued at the time of termination. For purposes of the employment agreement, "cause" includes certain misconduct by the executive, conviction of the executive of a felony and neglect of the executive's duties and "change of control" includes certain acquisitions of voting securities giving a person 50% or more of the combined voting power of the Company, certain mergers or other business combinations, cash tender or exchange offers, dispositions of assets or the liquidation or dissolution of the Company. In connection with his employment agreement, Mr. Polan received five-year warrants to purchase approximately 7,673,000 shares of Common Stock, exercisable at $.10 per share. These warrants will vest over a three year period.

Effective as of June 8, 2000, the Company entered into a new employment agreement with Robert K. Norris. Such agreement has an initial two year term unless terminated earlier under the terms of the agreement. Pursuant to such agreement, Robert K. Norris will serve as the Chief Financial Officer of the Company. Under the employment agreement, Mr. Norris is provided an annual base salary which is subject to annual adjustments at the discretion of the Board of Directors of the Company (or a committee thereof), but which may not be reduced to less than the base salary of such executive for the initial year of his agreement. Pursuant to the agreement, the initial base salary for Mr. Norris is $100,000. In addition, Mr. Norris may be given an annual bonus subject to the sole discretion of the Board of Directors of the Company. The employment agreement also provides Mr. Norris with certain benefits, including life insurance and eligibility to participate in all benefit plans established by the Company (including, but not limited to, medical, bonus and stock option programs). Under the employment agreement, Mr. Norris was granted 500,000 non-qualified stock options exercisable at $.10 per share and under the terms and conditions of the Company's 1999 Stock Incentive Plan.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------

                           Name and Address of                              Number           Percent of
Title of Class             Beneficial Owners(1)                           of Shares          Class (%)(2)
--------------             -----------------                              ---------          ---------
-----------------------------------------------------------------------------------------------------------
Common Stock               Robert Priddy                                15,500,000(3)            12.7
-----------------------------------------------------------------------------------------------------------

Common Stock               Neal J. Polan                                 7,639,445(4)             6.5
-----------------------------------------------------------------------------------------------------------

Common Stock               George F. Pickett                             2,500,000(5)             2.3
-----------------------------------------------------------------------------------------------------------

Common Stock               Mark Reichenbaum                              2,500,000                2.3
-----------------------------------------------------------------------------------------------------------

Common Stock               Adam Ross                                       250,000                0.2
-----------------------------------------------------------------------------------------------------------

Common Stock               Techinspirations, Inc.                        2,500,000(6)             2.3
-----------------------------------------------------------------------------------------------------------

Common Stock               J.F. Shea & Co., Inc.(7)                     13,000,000               10.9
-----------------------------------------------------------------------------------------------------------

Common Stock               ComVest Capital Partners, LLC(8)              5,639,445(9)             5.0
-----------------------------------------------------------------------------------------------------------

Common Stock               Benjamin Rogatinsky                          5,080,269(10)             4.8
-----------------------------------------------------------------------------------------------------------

Common Stock               Samuel Rogatinsky                            5,080,270(10)             4.8

-----------------------------------------------------------------------------------------------------------

Common Stock               Robert K. Norris                               500,000(11)             0.5
-------------------------- ----------------------------------------- --------------------- -----------------

  (1) Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons and entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through the Company's offices at 3820 Executive Way, Miramar, Florida 33025.

(2) Based on 106,374,000 shares of common stock outstanding as of the date hereof.

(3) Includes 3,000,000 shares of Common Stock issuable upon the exercise of warrants to purchase 3,000,000 shares of Common Stock, held by Mr. Priddy.

(4) Includes (a) 1,000,000 shares of Common Stock issuable upon the exercise of warrants to purchase 1,000,000 shares of Common Stock, held by trusts established for the benefit of the children of Mr. Polan's three minor children, the power of which to vote and dispose of such shares is held by Mr. Polan and, as a result of such power, Mr. Polan is deemed to own beneficially all of such 1,000,000 shares; and (b) 4,639,445 shares of Common Stock issuable upon the exercise of warrants to purchase 4,639,445 shares and 2,000,000 shares of Common Stock, held directly.

(5)       Mr. Pickett holds these shares jointly with his spouse.

(6) Techinspirations, Inc. (Cayman) is a corporation organized in the Cayman Islands, British West Indies, whose principal mailing address is 2275 #8 Side Road RR#22, Milton, Ontario, Canada L9T2X6 ; John Van Leeuwen, a nominee for the board of directors of the Company, is a principal shareholder and officer of Techinspirations, Inc. (Cayman).

(7) J.F. Shea & Co., Inc. is a corporation organized in the State of Nevada, with principal mailing address is 675 Brea Canyon Road, Walnut, California 91789.

(8) Comvest Capital Partners, LLC is a limited liability company organized in the State of Delaware whose principal mailing address is 830 Third Avenue, 4th Floor, New York, New York 10022.

(9) Includes 8,000,000 shares of Common Stock issuable upon the exercise of warrants to purchase 8,000,000 shares of Common Stock, held by Comvest Capital Partners, LLC.

(10) Benjamin and Samuel Rogatinsky resigned from the Company as of June 8, 2000; these shares are subject to the pledge of the Bank; additionally, the Rogatinskys have executed voting proxies in favor of the Company's Board of Directors with respect to these shares.

(11) Consists of 500,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Norris under the Company's 1999 Stock Incentive Plan.

Item 12.    Certain Relationships and Related Transactions
            ----------------------------------------------

Relationship With The Placement Agent

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

On April 18, 2000, Com Vest Capital Partners, LLC, an affiliate of the Placement Agent, purchased from the Company five-year warrants to purchase 8,000,000 shares of Common Stock exercisable for $.10 per share commencing on September 30, 2000. The purchase price for such warrants was $80,000. As a result of the closing of the Offering, the Placement Agent has the right to designate three out of seven directors to the Company's Board. On April 18, 2000, we also sold warrants to purchase an aggregate of 8,000,000 shares of Common Stock to Robert Priddy and Neal J. Polan. The terms of these warrants are the same as those granted to ComVest Capital Partners, LLC.

The Placement Agent was also granted a right of first refusal with respect to certain future financings and is a party to an advisory agreement with the Company entitling it to certain fees for assisting the Company with certain transactions.

In connection with its services as placement agent in the February Placement, upon the closing of such placement, the Placement Agent received (i) a commission of $212,800 (7% of the aggregate purchase price of the securities sold in such placement), and (ii) a structuring fee of $91,200 (3% of the aggregate purchase price of the securities sold in such placement). In addition, the Placement

Agent and certain persons associated with the Placement Agent received Agent's Warrants to purchase 10% of the shares of Preferred Stock underlying the Units sold in the February Placement at an exercise price of $3.52 per share. These Agent's Warrants were canceled upon the closing of the Offering.

Related Party Transactions

Certain transactions involving PrintAmerica are "related party transactions." These transactions are discussed in detail in our Report on Form 8-K filed on January 14, 2000 and Form 8-K/A filed on November 9, 2000.

                                    PART IV

Item 13.    Exhibits and Reports on Form 8-K
            --------------------------------

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.       Exhibit Description

2.1 Agreement and Plan of Merger by and between Net Lnnx, Inc. and PrintOnTheNet.com, Inc.*

3.1(a) Amendment to Restated Certificate of Incorporation of PrintOnTheNet.com, Inc.

3.1(b)          Certificate of Designations and Preferences.*

3.2             Bylaws of PrintOnTheNet.com, Inc.*

10.1            PrintOnTheNet.com, Inc. 1999 Stock Incentive Plan.*

10.2 Debt Modification, Assumption and Settlement Agreement, dated as of May 19, 2000, by and among National Lithographers & Publishers, Inc., PrintOnTheNet.com, Inc., National Payroll Services, Inc., National Holding Company, Inc., Michelle Rogatinsky, Benjamin Rogatinsky, Samuel Rogatinsky, Reuben and Shulamit Rogatinsky, the Rogatinsky Family Trust, Royal Industries & Distribution, Inc., 299 Holdings, Inc. and First Southern Bank.*

10.3 Stock Purchase Agreement, dated as of June 8, 2000, by and between Benjamin Rogatinsky and PrintOnTheNet.com, Inc.*

10.4 Stock Purchase Agreement, dated as of June 8, 2999, by and between Samuel Rogatinsky and PrintOnTheNet.com, Inc.*

10.5 Employment Agreement dated June 8, 2000 by and between PrintOnTheNet.com, Inc. and Neal J. Polan.*

10.6 Lease Agreement dated October 23, 2000 by and between PrintOnTheNet.com, Inc. and Sunbeam Properties, Inc.

23              Independent Auditors" Consent of Richard A. Eisner & Co.

------------------


* Exhibit previously filed as part of, and hereby incorporated by reference from the Company's Form 10-KSB as filed with the Securities and Exchange Commission on June 15, 2000.

(b)      REPORTS ON FORM 8-K.

A Form 8-K/A including financial statements was filed on November 9, 2000 reporting an Item 2 and an Item 7 Event.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NEXPUB, INC.

Date: April 4, 2001                       By:  /s/ Neal J. Polan
                                             -----------------------------------
                                               Name:    Neal J. Polan
                                               Title:   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                             Title                          Date
----                             -----                          ----
Robert Norris                   Chief Financial Officer         April 4, 2001

NEXPUB, INC. AND SUBSIDIARY

Contents

                                                                                             Page
                                                                                             ----

Consolidated Financial Statements

    Independent auditors' report                                                              F-2

    Balance sheet as of December 31, 2000                                                     F-3

    Statements of operations for the years ended December 31, 2000 and 1999                   F-4

    Statements of stockholders' equity (capital deficiency) for the years ended
      December 31, 2000 and 1999                                                              F-5

    Statements of cash flows for the years ended December 31, 2000 and 1999                   F-6

    Notes to financial statements                                                             F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
NexPub, Inc.


We have audited the accompanying consolidated balance sheet of NexPub, Inc. (formerly known as PrintOnTheNet.Com, Inc.) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for each of the years in the two year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NexPub, Inc. and subsidiary as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a working capital deficit, has sustained significant net losses and has experienced cash outflows from operating activities for the years ended December 31, 2000 and 1999. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plan in regard to this matter is also described in Note A. The financial statements do not include any adjustments that might result from these uncertainties.

As disclosed in Note J (3), the Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities or certain persons who bought or sold the Company's securities during the relevant time period.


Richard A. Eisner & Company, LLP

New York, New York
February 6, 2001

With respect to Note C,
February 23, 2001

NEXPUB, INC. AND SUBSIDIARY


Consolidated Balance Sheet
December 31, 2000

ASSETS
Current assets:
   Cash                                                                                                        $     1,752,000
   Accounts receivable, net of allowance for doubtful accounts of $94,000                                              287,000
   Inventories                                                                                                          80,000
   Prepaid expenses                                                                                                     48,000
                                                                                                               ---------------

      Total current assets                                                                                           2,167,000

Property and equipment, net of accumulated depreciation and amortization of $164,000                                   577,000
Goodwill and other intangible assets                                                                                   184,000
Other assets                                                                                                            75,000
                                                                                                               ---------------

                                                                                                               $     3,003,000
                                                                                                               ===============

Liabilities and STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, current portion                                                                              $       141,000
   Capital lease obligations, current portion                                                                           25,000
   Obligation under guarantees                                                                                       1,176,000
   Accounts payable                                                                                                    792,000
   Accrued expenses                                                                                                     35,000
                                                                                                               ---------------

      Total current liabilities                                                                                      2,169,000

Notes payable - noncurrent portion                                                                                     373,000
Capital lease obligations - noncurrent portion                                                                         108,000
                                                                                                               ---------------

                                                                                                                     2,650,000
                                                                                                                --------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
   Common stock, $.001 par value, 225,000,000 shares authorized, 106,374,000
      shares issued and outstanding                                                                                    106,000
   Additional paid-in capital                                                                                       23,994,000
   Deferred compensation                                                                                            (3,660,000)
   Treasury stock, at cost (held for settlement of guarantee) 13,361,000 common shares                              (1,282,000)
   Accumulated deficit                                                                                             (18,805,000)
                                                                                                               ---------------

                                                                                                                       353,000
                                                                                                               ---------------
                                                                                                               $     3,003,000
                                                                                                               ===============

See independent auditors' report and notes to financial statements

NEXPUB, INC. AND SUBSIDIARY

Consolidated Statements of Operations

                                                                                                   Year ended December 31,
                                                                                                   -----------------------
                                                                                                    2000              1999
                                                                                                    ----              ----

Net sales                                                                                     $      2,349,000  $     2,503,000
Cost of sales                                                                                        1,953,000        1,722,000
                                                                                              ----------------  ---------------

Gross profit                                                                                           396,000          781,000

Costs and expenses:
   Stock based compensation                                                                          1,251,000
   Software development                                                                              1,210,000          401,000
   Impairment of long-lived assets (Note O)                                                            617,000
   Cost of obligation under guarantees                                                               1,176,000
   Plant closure                                                                                       336,000
   Selling, general and administrative                                                              13,095,000        1,766,000
                                                                                              ----------------  ---------------


Loss from operations                                                                               (17,289,000)      (1,386,000)
Interest income (expense), net                                                                           5,000         (163,000)
                                                                                              ----------------  ---------------

Loss before income taxes                                                                           (17,284,000)      (1,549,000)
Income tax benefit                                                                                                        2,000
                                                                                              ----------------  ---------------

Net loss                                                                                      $    (17,284,000) $    (1,547,000)
                                                                                              ================  ===============

Net loss per common share:
   Basic and diluted                                                                              $(0.32)           $(0.06)
                                                                                                  ======            ======

Weighted average common shares outstanding                                                       54,168,000        25,230,000
                                                                                                 ==========        ==========





See independent auditors' report and notes to financial statements

NEXPUB, INC. AND SUBSIDIARY


Consolidated Statements of Stockholders' Equity (Capital Deficiency)

                                                               Common Stock
                                                               ------------           Additional
                                                           Number of                   Paid-In         Deferred
                                                            Shares        Amount       Capital       Compensation
                                                            ------        ------       -------       ------------

Balance - January 1, 1999                                  1,000,000    $    1,000  $     104,000
Common stock issued to founders of the Company            23,707,000        24,000
Cash contributions by principal stockholders                                               75,000
Common stock issued to Net Lnnx, Inc. stockholders         2,634,000         3,000         (3,000)
Common stock issued in connection with acquisitions          204,000                      248,000
Common stock issued for services                              15,000                       15,000
Sale of warrants                                                                          100,000
Net loss
                                                        ------------    ----------  -------------

Balance - December 31, 1999                               27,560,000        28,000        539,000
Stock issued in private placement offerings               78,650,000        78,000      6,734,000
Value of warrants issued to Bank in settlement                                          2,150,000
Value of warrants issued to investors                                                   7,840,000
Proceeds from sale of warrants                                                            160,000
Warrants and stock options granted to employees                                         4,911,000    $ (4,911,000)
Amortization of deferred compensation                                                                   1,251,000
Warrants issued to consultants                                                            312,000
Common stock issued for services                              59,000                       34,000
Common stock issued in connection with 1999
   acquisitions                                              105,000
Stockholder loans and due to affiliate contributed
   to capital                                                                           1,314,000
Purchase of treasury stock
Stock transferable in connection with the settlement
   of Merrill Lynch equipment financing
Return of stock issued in connection with
   the PrintAmerica acquisition
Net loss                                                                                                        _
                                                        ------------    ----------  -------------    ------------

Balance - December 31, 2000                              106,374,000    $  106,000  $  23,994,000    $ (3,660,000)
                                                        ============    ==========  =============    ============

[restubbed table]

                                                               Treasury Stock           Retained
                                                               --------------           Earnings
                                                          Number of                    (Deficit)
                                                            Shares        Amount      Accumulated        Total
                                                            ------        ------      -----------        -----

Balance - January 1, 1999                                                            $     26,000    $    131,000
Common stock issued to founders of the Company                                                             24,000
Cash contributions by principal stockholders                                                               75,000
Common stock issued to Net Lnnx, Inc. stockholders                                                              0
Common stock issued in connection with acquisitions                                                       248,000
Common stock issued for services                                                                           15,000
Sale of warrants                                                                                          100,000
Net loss                                                                               (1,547,000)     (1,547,000)
                                                                                     ------------    ------------

Balance - December 31, 1999                                                            (1,521,000)       (954,000)
Stock issued in private placement offerings                                                             6,812,000
Value of warrants issued to Bank in settlement                                                          2,150,000
Value of warrants issued to investors                                                                   7,840,000
Proceeds from sale of warrants                                                                            160,000
Warrants and stock options granted to employees                                                                 0
Amortization of deferred compensation                                                                   1,251,000
Warrants issued to consultants                                                                            312,000
Common stock issued for services                                                                           34,000
Common stock issued in connection with 1999
   acquisitions
Stockholder loans and due to affiliate contributed
   to capital                                                                                           1,314,000
Purchase of treasury stock                                12,361,000   $(1,113,000)                    (1,113,000)
   Stock transferable in connection with the settlement
   of Merrill Lynch equipment financing                                   (169,000)                      (169,000)
Return of stock issued in connection with
   the PrintAmerica acquisition                            1,000,000
Net loss                                                                              (17,284,000)    (17,284,000)
                                                         -----------   -----------   ------------    ------------

Balance - December 31, 2000                               13,361,000   $(1,282,000)  $(18,805,000)   $    353,000
                                                         ===========   ===========   ============    ============



See independent auditors' report and notes to financial statements

NEXPUB, INC. AND SUBSIDIARY


Consolidated Statements of Cash Flows

                                                                                                       Year Ended December 31,
                                                                                                       -----------------------
                                                                                                      2000                1999
                                                                                                      ----                ----
Cash flows from operating activities:
   Net loss                                                                                     $    (17,284,000)  $  (1,547,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                      253,000         168,000
      Write-off of property and equipment                                                                272,000
      Impairment of long lived assets                                                                    617,000
      Noncash charge related to warrants issued to bank and sold to investors                          9,990,000
      Amortization of deferred compensation                                                            1,251,000
      Warrants issued for services                                                                       312,000
      Provision for bad debts                                                                             77,000          25,000
      Common stock issued for services                                                                    34,000          15,000
      Deferred income taxes                                                                                               (2,000)
      Changes in:
        Due from factor                                                                                   43,000           2,000
        Accounts receivable (including the purchase of factored receivables in 2000)                    (350,000)        (19,000)
        Inventories                                                                                       74,000         (27,000)
        Prepaid expenses                                                                                 (48,000)          5,000
        Other assets                                                                                     (43,000)        (26,000)
        Obligation under guarantees                                                                    1,176,000
        Accounts payable                                                                                 (39,000)        618,000
        Accrued expenses                                                                                 (97,000)        119,000
        Due to affiliate                                                                                (127,000)        131,000
                                                                                                ----------------   -------------

              Net cash used in operating activities                                                   (3,889,000)       (538,000)
                                                                                                ----------------   -------------

Cash flows from investing activities:
   Purchases of property and equipment                                                                  (135,000)       (315,000)
   Proceeds from sale of property and equipment                                                            7,000
   Net cash payments for acquisitions                                                                                   (150,000)
                                                                                                ----------------   -------------

              Net cash used in investing activities                                                     (128,000)       (465,000)
                                                                                                ----------------   -------------

Cash flows from financing activities:
   Bank overdraft                                                                                        (25,000)         11,000
   Capital contributions by principal stockholders                                                                        75,000
   Proceeds from stockholder loans (net of repayments)                                                   286,000         904,000
   Principal repayments on notes payable                                                                (150,000)       (108,000)
   Principal repayments on capital lease obligations                                                     (32,000)         (3,000)
   Proceeds from sale of common stock                                                                  6,812,000          24,000
   Purchase of treasury stock                                                                         (1,113,000)
   Settlement of Merrill Lynch equipment financing                                                      (169,000)
   Proceeds from sale of warrants                                                                        160,000         100,000
                                                                                                ----------------   -------------

              Net cash provided by financing activities                                                5,769,000       1,003,000
                                                                                                ----------------   -------------

Net increase in cash                                                                                   1,752,000               0
Cash - beginning of year                                                                                       0               0
                                                                                                ----------------   -------------

Cash - end of year                                                                              $      1,752,000   $           0
                                                                                                ================   =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                                       $         63,000   $     163,000

Supplemental schedule of noncash investing and financing activities:
   Property and equipment acquired under capital lease obligations                              $         17,000   $     151,000
   Stockholder loans and due to affiliate contributed to capital                                $      1,314,000
   Warrants and stock options granted to employees                                              $      4,911,000

See independent auditors' report and notes to financial statements

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000



NOTE A - THE COMPANY AND BASIS OF PRESENTATION

NexPub, Inc. ("NexPub" or the "Company"), formerly known as PrintOnTheNet.Com, Inc. ("POTN") and prior to that Net Lnnx, Inc. ("Net Lnnx"), provides printing services for small to medium sized businesses and consumers in the South Florida region. The Company intends to provide the same printing services through the Internet and, in January 2001, launched its website and the related software. Customers will have access to a private customized secure website containing a digital catalog of their custom printed materials, with which they can modify and proofread their orders using any Internet enabled personal computer. These orders will be printed at the Company's printing facilities.

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

On December 30, 1999, POTN acquired PrintAmerica Interactive, Inc. ("PrintAmerica") for 1,000,000 shares of common stock. The acquisition was recorded at the historical cost of PrintAmerica's assets and liabilities in a manner similar to a pooling of interests for accounting purposes since PrintAmerica was owned by the parents of the Company's then two principal stockholders who collectively owned approximately 89% of the common stock of POTN on the date of the acquisition. PrintAmerica was merged into POTN in January 2000.

The accompanying financial statements give retroactive effect to the transaction and include (i) the historical accounts of NexPub for the year ended December 31, 2000 and from January 27, 1999 (date incorporated) through December 31, 1999, and (ii) the historical accounts of PrintAmerica and its wholly owned subsidiary Denny Printing, Corp. for the years ended December 31, 2000 and 1999. All significant intercompany balances and transactions have been eliminated.

The Company has a working capital deficit and has sustained operating losses and such losses are expected to continue. Further, the Company's operations have generated negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the reduction of operating expenses and raising of capital. There is no assurance of such financing being available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]    Inventories:

       Inventories are stated at the lower of cost or market and consist of raw materials and work-in-process. Cost is computed on a first-in, first-out basis.

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[2]    Property and equipment:

       Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of (a) the term of the lease or (b) the useful life of the improvements.

[3]    Long-lived assets:

       The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flows analysis to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on the present value of the future cash flows. In December 2000, the Company recognized an impairment loss of $617,000 related to goodwill.

[4]    Software development expenses:

       The Company accounts for software development costs in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Through December 31, 2000, all such costs have been expensed.

[5]    Revenue recognition:

       Revenue from the sale of printed business materials is recognized upon shipment of product to the customer.

[6]    Advertising:

       The Company expenses advertising costs as incurred. For the years ended December 31, 2000 and 1999, advertising expenses were approximately $20,000 and $47,000, respectively.

[7]    Income taxes:

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

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]    Concentrations of credit risks:

       The Company reviews the credit histories of potential customers prior to extending credit and maintains allowances for potential credit losses. The Company had one customer who accounted for approximately 15% and 17% of net sales in 2000 and 1999, respectively. The receivable from this customer at December 31, 2000 was $76,000. The Company maintains its cash in bank accounts in amounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

[9]    Net loss per share:

       Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share for 2000 and 1999 is based only on the weighted average number of common shares outstanding during the period as the inclusion of stock options and warrants would have been antidilutive. Potential common shares not included in the calculation of net loss per share for the years ended December 31, 2000 and 1999, are as follows:

                                               Number of Potential
                                                  Common Shares
                                                  -------------
                                              2000             1999
                                              ----             ----

           Warrants                         50,243,000      6,000,000
           Stock options                     5,065,000        125,000


[10]   Use of estimates in the preparation of financial statements:

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[11]   Stock-based compensation:

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

[12]   Reclassification:

       Certain accounts in the prior year have been reclassified to conform to the current year presentation.

NOTE C - ACQUISITIONS

On December 30, 1999, the Company acquired PrintAmerica in a transaction (the "Acquisition") in which all of PrintAmerica's outstanding common stock was acquired for 1,000,000 shares of the Company's common stock. In connection with the Acquisition, the sellers executed a noncompete agreement. As further disclosed in Note L, in June 2000 all of the shares issued in the Acquisition were returned to the Company.

The Acquisition was recorded at historical cost in a manner similar to a pooling of interests for accounting purposes since 100% of the common stock of PrintAmerica was owned by the parents of Benjamin Rogatinsky and Samuel Rogatinsky (the "Rogatinskys"), who were the principal officers and collectively owned approximately 89% of the common stock of the Company on the date of acquisition. In addition, the Rogatinskys served as officers of PrintAmerica. Accordingly, the consolidated financial statements include PrintAmerica in the results of operations for all periods presented.

During 1999, the Company purchased certain assets and liabilities and the operations of three South Florida printing companies: Bailey's Printing Plus, Inc. ("Bailey's"), Ivan's Quick Print, Inc. ("Ivan's"), and Sun Graphics, Inc. ("Sun Graphics") (collectively the "1999 Acquisitions"). The Company also entered into noncompete agreements with the sellers of the 1999 Acquisitions. The transactions are summarized as follows:

                                                      Total         Bailey's          Ivan's        Sun Graphics
                                                      -----         --------          ------        ------------

       Acquisition date                                            August 1999      August 1999         May 1999
       Common shares issued to:
          Seller                                        186,054       120,000           66,054
          Broker                                         18,320        18,320

       Value of common shares issued to:
          Seller (1)                               $    225,000      $150,000          $75,000
          Broker                                         23,000        23,000
       Cash paid to seller                              150,000        50,000           25,000        $  75,000
       Notes payable issued to seller                   280,000        15,000                           265,000
       Liability assumed                                 13,000        13,000
                                                   ------------  ------------     ------------        ---------

                                                   $    691,000      $251,000         $100,000        $ 340,000
                                                   ============   ===========     ============        =========


(1) Under the acquisition terms, additional cash or shares are payable to the sellers of Ivan's and Bailey's if the value of the shares issued to such sellers are worth less than $75,000 and $150,000 on August 27, 2000 and February 23, 2001, respectively. The value of the shares issued to the Ivan's seller was $29,000 on August 27, 2000, and the Company issued 105,000 shares to the seller of Ivan's during the third quarter of 2000. On February 23, 2001, the value of the common stock issued to the seller of Bailey's was approximately $12,000, and the Company will issue an additional 1,380,000 shares of common stock in accordance with the acquisition terms.

The 1999 Acquisitions were accounted for under the purchase method and, accordingly, the results of operations for the period subsequent to the acquisitions are included in the consolidated financial statements. The allocation of purchase price was as follows:

       Property, plant and equipment                        $    45,000
       Inventories                                                2,000
       Covenants not to compete                                  75,000
       Goodwill                                                 569,000
                                                            -----------

       Total purchase price                                 $   691,000
                                                            ===========

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE C - ACQUISITIONS  (CONTINUED)

The following unaudited consolidated pro forma information gives effect to the acquisitions as if they had occurred at the beginning of 1999. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results that actually would have occurred had the acquisitions occurred at the beginning of 1999.

        Net sales                                           $     3,218,000
                                                            ===============
        Net loss                                            $    (1,601,000)
                                                            ===============
        Loss per common share:
           Basic and diluted                                    $(0.06)
                                                                ======

        Shares used in computing loss per common share:
              Basic and diluted                                25,364,000
                                                               ==========


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 is as follows:

                                                                                  Estimated
                                                                             Useful Life - Years
                                                                             -------------------

       Printing equipment                                    $   461,000           10 - 20
       Office equipment                                          199,000            3 - 5
       Furniture and fixtures                                     12,000             10
       Leasehold improvements                                     69,000              5
                                                             -----------

                                                                 741,000
       Less accumulated depreciation and
          amortization                                          (164,000)
                                                             -----------

                                                             $   577,000
                                                             ===========


Property and equipment includes equipment under capital leases of $168,000, with accumulated amortization of $11,000, as of December 31, 2000. Depreciation and amortization expense was $118,000 and $83,000 for the years ended December 31, 2000 and 1999, respectively, of which $8,000 and $4,000 was attributable to equipment under capital leases.


NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill                                              $    283,000
       Covenants not to compete                                   175,000
                                                             ------------

                                                                  458,000
       Less accumulated amortization                             (274,000)
                                                             ------------

                                                             $    184,000
                                                             ============

Through December 2000 goodwill and covenants not to compete were being amortized over ten years and periods from three to five years, respectively. Amortization expense was $135,000 and $85,000 for the years ended December 31, 2000 and 1999, respectively. In 2000, an impairment loss of $617,000 for goodwill was recognized (see Note O). From 2001, the Company will amortize the remaining balance over five years.

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE F - NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

[1]    Notes Payable:

       Notes payable at December 31, 2000 consists of the following:

     Acquisition Notes:

        Note dated August 25, 1999 issued by POTN to acquire Bailey's. Face value of $15,000, monthly principal and interest payment of $1,000
        (interest at 6.5%) payable through February 2001.                                 $    2,000

        Note dated May 5, 1999, issued by PrintAmerica to acquire Sun Graphics.
        Face value of $265,000, monthly principal and interest payment of $3,000
        (interest at 7%) based on a 10 year amortization period with a final
        balloon payment of $100,000 in May 2006.                                             234,000

        Note dated August 28, 1997 issued by PrintAmerica to acquire Kram
        Printing, Inc. Face value of $125,000, with monthly principal and interest payment of $3,000 (interest at 7%) payable through
         September 2002.                                                                      49,000

        Note dated April 13, 1998, issued by PrintAmerica to acquire Denny.
        Face value of $70,000, monthly principal and interest payment of $1,000
        (interest at 6.5%) payable through April 2003.                                        36,000

        Note dated March 16, 1998, issued by PrintAmerica to acquire RJ Menu.
        Face value of $100,000, monthly principal and interest payment of $1,000
        (interest at 6.5%) payable through March 2005.                                        66,000

        Note dated March 16, 1998, issued by PrintAmerica to acquire Cloverleaf.
        Face value of $151,000, monthly principal and interest payment of $2,000
        (interest at 6.5%) based on a ten-year amortization period. Additional principal payments of $25,000 in April 2000, $25,000 in April 2001, and
        a final balloon payment of $46,000 in April 2002.                                     93,000

     All of the above notes are collateralized by a first lien on the assets acquired in the respective acquisitions.

     Equipment Notes:

        Note dated October 24, 1998 issued for purchase of equipment. Face value of $52,000, monthly principal and interest payment of $1,000
        (interest at 10%) payable through August 2002, collateralized by
        equipment.                                                                            25,000

        Note dated April 24, 1998 issued to First Southern Bank (the "Bank") for purchase of equipment. Face value of $28,000, monthly principal and interest payment of $1,000 (interest at 10%) payable through March 2001,
        collateralized by manufacturing equipment.                                             3,000

        Assumption of note in connection with the  acquisition of Baileys,
        (interest at 10%) payable through October 2002.                                        6,000
                                                                                          ----------

                                                                                             514,000
     Less current portion                                                                   (141,000)
                                                                                          ----------

     Long-term debt                                                                       $  373,000
                                                                                          ==========

      At December 31, 2000, future maturities of notes payable were as follows:


            2001                                   $   141,000
            2002                                       139,000
            2003                                        46,000
            2004                                        43,000
            2005                                        33,000
            Thereafter                                 112,000
                                                   -----------

                                                   $   514,000
                                                   ===========

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE F - NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES  (CONTINUED)

[2]      Obligations Under Capital Leases:

       Obligations under capital leases (through 2006) are stated on the accompanying consolidated balance sheet at the present value of future minimum lease payments. Included in obligations under capital leases is $105,000 payable to First Southern Bank. This obligation is not part of the settlement discussed in Note L. Interest rates on capital leases range between 9.4% and 26.9%.

       Future minimum payments under capital lease obligations as of December 31, 2000 are as follows:

                                                        Amount

           2001                                      $    40,000
           2002                                           33,000
           2003                                           33,000
           2004                                           30,000
           2005                                           25,000
           Thereafter                                     21,000
                                                     -----------

                                                         182,000
           Less amount representing interest             (49,000)
                                                     -----------

                                                         133,000
           Less current portion                          (25,000)
                                                     -----------

                                                     $   108,000
                                                     ===========



NOTE G - STOCKHOLDER LOANS AND DUE TO AFFILIATES

During 1999 and through March 2000, the Rogatinskys made loans to the Company. Benjamin Rogatinsky was the Chairman and CEO of the Company through June 8, 2000 and was an officer of PrintAmerica. Samuel Rogatinsky was President of the Company through June 8, 2000 and was an officer of PrintAmerica. These loans were interest free and had no fixed due date. PrintAmerica had co-guaranteed the National Holding Company, Inc.'s ("National Holding", affiliated with the Company through common ownership) debt to Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). In March 2000, Merrill Lynch commenced an action against National Holding and the guarantors seeking repayment of the loans; in June 2000 the lawsuit was settled and the guaranties released (see Note L). As part of the lawsuit settlement and guaranty release, the stockholder loans (amounting to $1,263,000) were contributed to capital in June 2000.

During 1999 and the quarter ended March 31, 2000, the Company purchased printing services from National Lithographers & Publishers, Inc. ("National Lithographers"), a wholly owned subsidiary of National Holding, and provided printing services to National Lithographers. Additionally, the Company paid certain expenses on behalf of National Lithographers during the quarter ended March 31, 2000. The net cumulative effect of all such transactions was a payable to National Lithographers of $51,000, which was, pursuant to the settlement, also contributed to capital in June 2000.

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE H - INCOME TAXES

The income tax benefit consists of the following:

                                                            Year Ended
                                                           December 31,
                                                           ------------
                                                         2000        1999
                                                         ----        ----

       Current:
          Federal                                     $       -   $         -
          State                                               -             -
                                                      ---------   -----------

          Total current provision                             -             -

       Deferred:
          Federal                                              -  $    (1,000)
          State                                                -       (1,000)
                                                      ----------  -----------

          Total deferred benefit                               -       (2,000)
                                                      ----------  -----------

                                                      $        -  $    (2,000)
                                                      ==========  ===========

The difference between the income tax benefit and the amounts calculated using the federal income tax rate of 34%, is summarized as follows:

                                                                                        Year Ended
                                                                                       December 31,
                                                                                       ------------
                                                                                   2000             1999
                                                                                   ----             ----

       Tax benefit at federal statutory rate                                 $  (5,877,000)    $    (527,000)
       State income tax benefit, net of federal tax effect                        (627,000)          (58,000)
       Nondeductible expenses                                                    3,768,000
       Increase in valuation allowance                                           2,736,000           578,000
       Other                                                                                           5,000
                                                                             -------------     -------------

                                                                             $           0     $      (2,000)
                                                                             =============     =============


Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 are as follows:

       Intangible assets                                         $      47,000
       Impairment loss                                                 233,000
       Obligation under guarantees                                     443,000
       Depreciation                                                    (38,000)
       Allowance for doubtful accounts                                  35,000
       Non qualified warrant and options granted at a discount         588,000
       Net operating loss                                            2,006,000
       Valuation allowance                                          (3,314,000)
                                                                 -------------

                                                                 $           0
                                                                 =============

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE H - INCOME TAXES  (CONTINUED)

The Company provided a valuation allowance against the full amount of the net deferred tax asset of $3,314,000, since the likelihood of realization cannot be determined. The Company has a tax operating loss carryforward of approximately $ 5,330,000 expiring through the year 2020. Pursuant to Section 382 of the Internal Revenue Code, the tax operating loss carryforward is subject to limitation on annual utilization, based upon the ownership change that took place during 2000. The valuation allowance increased $2,736,000 during the year ended December 31, 2000.

NOTE I - STOCK OPTIONS AND WARRANTS

On July 26, 1999, the Board of Directors authorized, and the stockholders approved, the 1999 Stock Incentive Plan (the "Plan"). Under the Plan, employees, consultants and advisors may receive awards of nonqualified options and incentive options, stock appreciation rights or restricted stock. A maximum of 4,000,000 shares of common stock are subject to the Plan. On May 17, 2000 a majority of the stockholders approved an increase in the number of shares subject to the Plan to 15,000,000 shares of common stock. The Plan terminates on July 26, 2009 unless terminated sooner by the Company. The exercise price of incentive options granted under the Plan shall in no event be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of fair market value if granted to an employee who owns 10% or more of the voting common stock of the Company on the date of grant).

An option outstanding at December 31, 1999 to purchase 125,000 shares of common stock was cancelled in 2000 in connection with the employee's resignation.

During 2000, the Company granted options to purchase 3,850,000 shares of common stock to its employees. Options to purchase 725,000 shares of common stock were granted at an exercise price of $0.10, which was less than the quoted value of the Company's common stock on the date of the grants. Options to purchase 225,000 shares of common stock immediately vested on the date of the grant and the remaining options vest on various dates through 2003. Further, the Company granted its Chief Executive Officer warrants to purchase 7,673,000 shares of common stock at an exercise price of $0.10 per share. These warrants vest in twelve equal quarterly installments commencing August 2000.

The Company applies APB 25 in accounting for stock options and warrants issued to employees and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Compensatory options and warrants to purchase an aggregate of 8,398,000 shares of the Company's common stock were granted at an exercise price of $0.10 per share, which was significantly less than the quoted value of the common stock on the date of the grant. Those grants were valued at $4,911,000 and recorded as deferred compensation expense. The Company amortized $1,051,000 for amounts vested through December 31, 2000.

The effect of applying SFAS No. 123 on pro forma net loss for options and warrants issued to employees is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and warrants and (ii) the fair value of additional stock options and warrants in future years. Had compensation cost for options and warrants issued to employees been determined based upon the fair value of the options and warrants at the grant date of the award consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have been approximately $17,586,000, or $0.32 per share, and $1,551,000, or $0.06 per share, respectively. For options and warrants issued in 2000 except for placement agent warrants the weighted average fair value of the grants is estimated at $0.49 per share using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 184%, risk-free interest rate of 6.28% and an expected life of six years. For options issued to employees in 1999 the weighted average fair value of the option granted is estimated at $0.84 per share, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 180%, risk-free interest rate of 6.19% and expected life of five years.

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE I - STOCK OPTIONS AND WARRANTS  (CONTINUED)

In June 2000 the Company granted options to purchase 1,215,000 shares of common stock to certain outside consultants for services relating to development of the Company's web site. These options are exercisable at $.30 per share and were valued at $312,000 using the Black-Scholes pricing model and recorded as software development expense during 2000.

In April and May 2000 the Company sold for $160,000, five-year warrants to purchase 16,000,000 shares of common stock at an exercise price of $0.10 per share; 5,000,000 of such warrants were purchased by the Company's CEO appointed in June 2000, 3,000,000 were purchased by the Company's Chairman appointed in June 2000, and the remainder were purchased by investors. These warrants were valued at $7,840,000 using the Black-Scholes pricing model and included in selling, general and administrative expense. In connection with the settlement of certain litigation matters (see Note L), in June 2000 the Company issued to the Bank two-year warrants to purchase 5,000,000 shares of the Company's common stock at $0.30 per share. These warrants were valued at $2,150,000 using the Black-Scholes pricing model and included in selling, general and administrative expense.

Additional information with respect to the stock options and warrants (excluding warrants issued to placement agent)is presented below:

                                                                         2000                                1999
                                                                         ----                                ----
                                                                               Weighted-                          Weighted-
                                                                                Average                            Average
                                                             Shares         Exercise Price        Shares       Exercise Price
                                                             ------         --------------        ------       --------------

Option outstanding at beginning of year                        125,000       $0.875                75,000         $0.687
Options granted                                              5,065,000        0.190               125,000          0.875
Warrants sold and granted                                   28,673,000        0.135
Option canceled                                               (125,000)       0.875               (75,000)         0.687
                                                         -------------                         ----------

Options and warrants outstanding at end of year             33,738,000                            125,000
                                                         =============                         ==========

Options and warrants exercisable at end of year             24,528,000       $0.152                     0
                                                         =============       ======            ==========

Weighted average remaining contractual life                4.50 years                           3.87 years
                                                           ==========                           ==========

Weighted average fair value of options and
   warrants granted during the year:
      Exercise price equals market price                                     $0.121                               $0.84
      Exercise price is less than market price                                0.532

The following table summarizes information about stock options and warrants outstanding at December 31, 2000.

                                                     Weighted-       Weighted-
            Range of           Outstanding at         Average         Average        Exercisable at         Weighted-
            Exercise            December 31,         Remaining        Exercise        December 31,           Average
             Prices                 2000               Life            Price              2000           Exercise Price
             ------                 ----               ----            -----              ----           --------------
         $0.100 - $0.110          24,446,000        4.45 years         $0.100           18,193,000             $0.100
             $0.130                1,500,000        9.83 years          0.130               10,000              0.130
             $0.190                1,500,000        9.80 years          0.190               33,000              0.190
             $0.300                6,215,000        2.13 years          0.300            6,215,000              0.300
             $0.690                   77,000       10.00 years          0.690               77,000              0.690

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE J - COMMITMENTS AND CONTINGENCY


[1]      Commitments:

       The Company has non-cancelable operating leases for use of its office and printing facilities and various equipment expiring through 2005. Certain of these leases require payment of various expenses as additional rent. Certain leases contain renewal options and escalation clauses. Certain of the facilities have been subleased for periods equal to the remainder of the lease terms.

       In December 2000 the Company terminated its two leases with US Property Management, Inc. (an entity affiliated with the Rogatinskys).

       Minimum future rental payments for each of the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 are:

                                                        Lease         Sublease
                                                       Payable       Receivable          Net
                                                       -------       ----------          ---

           2001                                     $   261,000      $ (22,000)     $  239,000
           2002                                         271,000        (22,000)        249,000
           2003                                         188,000         (8,000)        180,000
           2004                                         160,000                        160,000
           2005                                         127,000                        127,000
                                                    -----------      ---------      ----------

                                                    $ 1,007,000      $ (52,000)     $  955,000
                                                    ===========      =========      ==========


       Rent and equipment lease expense for the years ended December 31, 2000 and 1999 under various operating leases amounted to $230,000 and $190,000, respectively.

[2]    Employment agreements:

       The Company has employment agreements with its CEO, Chief Financial Officer ("CFO") and with each of the Rogatinskys. The CEO's agreement is for two years expiring in June 2002 with an annual salary of $200,000 for the first year and 10% increments thereafter. The agreement also provides for annual bonuses, stock option grants and certain other benefits. The CFO's agreement expires in 2002 and provides for an annual salary of $100,000 and the issuance of an option to purchase 500,000 shares of the Company's common stock at $0.10 per share. The agreements with the Rogatinskys are for a one-year period and provides each with an annual salary of $85,000.

[3]    Contingency:

       In March 2000, the prior management of the Company determined that the Company was subject to certain corporate guaranties of the obligations of certain corporate affiliates (see Note L). Neither the private placement memorandum used in connection with the February 2000 offering of the Company's securities (see Note M), nor documents filed with the Securities and Exchange Commission ("SEC") related to the PrintAmerica merger, disclosed the existence of these corporate guaranties. These guaranties were subsequently released by the financial institutions which were the beneficiaries thereof. The Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities, or certain persons who bought or sold the Company's securities during

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE J - COMMITMENTS AND CONTINGENCY

[3]    Contingency:  (continued)

       the relevant time period. No specific allegations have been made; therefore, no conclusion can be reached as to what impact, if any, these inquiries may have on the Company or its operations. As previously reported in the Company's Form 8-K dated August 2, 2000, the Company is the subject of a continuing informal inquiry by the Southeast Regional Office of the Securities and Exchange Commission (the "SEC Regional Office"). The SEC Regional Office's inquiry is confidential and should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person, entity or security that may be involved. The Company has provided certain documentary evidence to the SEC in this regard.

       In January 2001, the SEC issued a formal order of private investigation in connection with its investigation of the Company.


NOTE K - RELATED PARTY TRANSACTIONS

The Company had two lease agreements with US Property Management, Inc. ("US Property", an entity affiliated with the Rogatinskys) for two of its facilities. The leases were canceled in December 2000. Total rent expense related to these leases was $148,000 and $127,000 during the years ended December 31, 2000 and 1999, respectively. In addition, the Company paid US Property $201,000 for leasehold improvements during 1999.

During the years ended December 31, 2000 and 1999, the Company purchased $40,000 and $179,000 of printing materials and printing services from two affiliated entities, National Lithographers & Publishers, Inc. ("National Lithographers") and Royal Industries, Inc. both related through common ownership to the Rogatinskys. In addition, the Company provided $6,000 and $39,000 of printing services to National Lithographers during the same periods and paid $159,000 in 2000 to a vendor on National Lithographers' behalf.

During 1999 the Company leased its employees from National Payroll Services, Inc. (a related party through common ownership). The amounts charged for salaries, wages and the related employment taxes and other benefits totaled $856,000 during the period.

The Company paid consulting fees of $36,000 to a relative of the Rogatinskys during 1999.

The Company's Chief Financial Officer has a financial interest in the note issued pursuant to the Cloverleaf acquisition due to his equity interest in Cloverleaf (see Note F).


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

In June 2000, the Company, the Rogatinskys, Merrill Lynch and the Bank settled their disputes and the Company obtained a release from Merrill Lynch and the Bank with respect to the guaranties and dismissal of the Merrill Lynch action as against the Company. As of this date, pursuant to the settlement:

(a) All shares of the Company's common stock owned by the Rogatinskys, their families and related entities are pledged to the Bank and the Company was assigned a second priority lien on the same; the Bank has a first priority lien on the shares repurchased by, or otherwise returned to the Company in (b), (c), (d) and (h) below.

(b) The Company has purchased 12,361,111 shares of its common stock for $1,112,500 ($0.09 per share) from the Rogatinskys. The proceeds received by the Rogatinskys from the sale of these shares were paid to Merrill Lynch and the Bank. Such shares are classified as treasury stock in the accompanying balance sheet.

(c) The Rogatinskys have agreed to personally satisfy the balance owed to Merrill Lynch; the Company was released from any further obligation. On or before June 30, 2001, the Rogatinskys, at their option, may sell to the Company that number of shares required (based on a formula described below) to generate proceeds of $142,500 on June 30, 2001, and the proceeds from this transaction will be paid directly to Merrill Lynch. The price per share with respect to each such sale will be the lower of $0.09 per share, or the then current market price per share.

(d) The Company purchased a printing press from National Lithographers (and obtained an assignment of the lien from Merrill Lynch) for $225,000. In June 2000 the Company sold the press for net proceeds of approximately $56,000 which it received in October 2000. The Rogatinskys are obligated to cover the loss of $169,000 by either (i) transferring to the Company such additional number of shares of the Company's common stock at the lesser of $0.09 per share, or one-half of the then current market price per share to make up the loss, or (ii) under certain circumstances, selling enough shares to generate proceeds sufficient to pay the loss. This amount is included in treasury stock.

(e) In order to provide certain anti-dilution protection to the Bank with respect to the shares pledged to it by the Rogatinskys, the Company has agreed to issue additional shares of common stock to the Rogatinskys if
         (i) the Company sells (in certain circumstances) its common stock for less than $.30 per share, and (ii) if, at the time of such issuance, the Company's common stock trades for less than $.30 per share. These additional shares will be issued only as collateral to secure the Bank's position and will also be subject to the pledge (described in (a) above); the Rogatinskys will not have any voting control thereof, and when and if the Rogatinskys' indebtedness is repaid to the Bank, the shares issued pursuant to this anti-dilution protection will be returned to the Company.

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

(h) All of the shares issued to the sellers in connection with the acquisition of PrintAmerica (see Note C) have been returned to the Company, in exchange for the special release of the sellers of PrintAmerica to the Company. Such shares are included in treasury stock in the accompanying balance sheet.

(i) Effective June 8, 2000, the Rogatinskys have resigned as officers and directors of the Company.

(j) All amounts payable by the Company pursuant to stockholder loans (totaling $1,263,000) and due to affiliate (totaling $51,000) (see Note
         G) were contributed to the capital of the Company.

(k) The Company obtained releases from all of the parties to the omnibus settlement described above.


NOTE M - PRIVATE PLACEMENTS

[1]    February 2000 private placement:

       In February 2000, the Company raised $3,040,000 ($2,677,000 net of fees and offering costs) in a private placement offering of units (the "February 2000 private placement"). Each unit was sold for $100,000 and consisted of 28,409 shares of Series A Convertible Preferred Stock (with each preferred share being convertible into 10 shares of common stock); an aggregate of 863,633 shares of Preferred Stock were issued. Upon recognition by prior management of the Company that certain guaranties had not been previously disclosed in the private placement memorandum circulated for this offering (see Notes J[3] and L), the Company offered rescission to the subscribers of the units. An aggregate of $1,140,000 in cash was returned to subscribers pursuant to the rescission offer and the other subscriber reinvested their funds in the June Private Placement described below.

       On December 20, 1999 the Company sold to an investment banking firm for $100,000 warrants (the "Advisory Warrants") to purchase 6,000,000 shares of common stock of the Company at an exercise price of $.10 per share for services rendered in connection with the private placement offering of the Company's securities in February 2000.

[2]    June 2000 /July 2000 private placement:

       In June 2000 the Company raised $7,020,000 and in July 2000 an additional $845,000 (which includes $1,900,000 reinvested by subscribers in the February 2000 private placement), and received proceeds of $6,812,000 net of fees and offering costs, in a second private placement offering of units (the "June 2000 private placement"). Each unit was sold for $100,000 and consisted of 50,000 shares of Series B Convertible Preferred Stock (with each preferred share being convertible into 20 shares of common stock) having a liquidation value of $2.00 per share. An aggregate of 3,932,500 shares of Series B Convertible Preferred Stock (convertible into 78,650,000 shares of common stock) were issued. All subscribers to the February 2000 private placement were offered the option to convert their investment into this offering. The placement agent received fees of 10% ($786,000) and warrants to purchase 15,570,000 shares of common stock at an exercise price of $0.10 per share.

NEXPUB, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2000


NOTE M - PRIVATE PLACEMENTS  (CONTINUED)

[2]    June 2000 /July 2000 private placement:  (continued)

       On July 27, 2000 the 3,932,500 shares of Series B Convertible Preferred Stock were converted to 78,650,000 shares of common stock pursuant to the terms of the June Private Placement Memorandum.


NOTE N - PLANT CLOSURES AND RELOCATION

In August 2000 the Company canceled its leases for its two main operating facilities (effective December 3, 2000), and vacated a third operating facility. The two main facilities were being leased from an entity related to the Rogatinskys. In October 2000 the Company entered into an agreement to lease approximately 18,500 square feet of office and warehouse space in Miramar, Florida beginning in November 2000. In connection with the relocation, the Company wrote off leasehold improvements relating to the vacated premises, disposed of certain non operating equipment, recorded a charge for future noncancelable lease expenses (net of subleases), and incurred one time moving costs. The cumulative effect of all such charges was $336,000 (of which $272,000 was noncash writedowns).


NOTE O - IMPAIRMENT LOSS

In December 2000, the Company recorded a noncash impairment loss of $617,000 related to a write-down of goodwill recorded on acquisitions. Future cash flows is estimated to be less than the carrying value of goodwill, and therefore an impairment loss has been recognized.


NOTE P - OBLIGATION UNDER GUARANTEES

Subsequent to December 31, 2000, the fair value of the treasury stock on hand and common stock the Company expects to receive (see Note L) and which the Bank has a first priority lien on, was approximately $1,176,000. The Company recognized a charge for such amount in the year ended December 31, 2000, since it appears likely that the Bank will demand delivery of all pledged shares.