Form 10QSB
period 2001-03-31
NEXPUB INC
filed 2001-05-15
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended March 31, 2001.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

      For the transition period from _______________ to _________________.

                        Commission file number 000-14614

                                  NEXPUB, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     65-0896930
           --------                                     ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                      3820 Executive Way, Miramar, FL 33025
    - ------------------------------------------------------------ ----------
               Address of principal executive offices) (Zip Code)

                                 (954) 392-5889
                               -------------------
                (Issuer's telephone number, including area code)

Check whether the (issuer) (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,374,000 as of May 11, 2001.

Transitional Small Business Disclosure Format
(Check one):
Yes [ ]  No: [X]

NEXPUB, INC.

Contents

                                                                          Page
                                                                          ----
Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed balance sheet as of March 31, 2001                      1

          Condensed statements of operations for the three months ended
              March 31, 2001 and 2000                                       2

          Condensed statements of cash flows for the three months ended
              March 31, 2001 and 2000                                       3

          Notes to financial statements                                     4


Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                 11






NEXPUB, INC.

Item 1.   Financial Statements
Condensed Balance Sheet (Unaudited)
March 31, 2001



ASSETS
Current assets:
   Cash                                                                                            $    874,000
   Accounts receivable, net of allowance for doubtful accounts of $91,000                               242,000
   Inventories                                                                                           77,000
   Prepaid expenses                                                                                      40,000
                                                                                                   ------------
      Total current assets                                                                            1,233,000

Property and equipment, net of accumulated depreciation and amortization of $193,000                    591,000
Goodwill and other intangible assets, net of accumulated amortization of $290,000                       168,000
Other assets                                                                                             75,000
                                                                                                   ------------
                                                                                                   $  2,067,000
                                                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable, current portion                                                                  $    138,000
   Capital lease obligations, current portion                                                            22,000
   Obligations under guarantees                                                                       1,176,000
   Accounts payable                                                                                     553,000
   Accrued expenses                                                                                      25,000
                                                                                                   ------------
      Total current liabilities                                                                       1,914,000

Notes payable, noncurrent portion                                                                       346,000
Capital lease obligations, noncurrent portion                                                           103,000
                                                                                                   ------------
                                                                                                      2,363,000
                                                                                                   ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
   Common stock, $.001 par value, 225,000,000 shares authorized, 106,374,000 shares issued              106,000
   Additional paid-in capital                                                                        24,017,000
   Deferred compensation                                                                             (3,031,000)
   Treasury stock, at cost  (held for settlement of guarantee), 13,361,000 common shares             (1,282,000)
   Accumulated deficit                                                                              (20,106,000)
                                                                                                   ------------
                                                                                                       (296,000)
                                                                                                   ------------
                                                                                                   $  2,067,000
                                                                                                   ============

See notes to financial statements.

NEXPUB, INC.

Condensed Statements of Operations (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                            -----------------------------
                                                                               2001              2000
                                                                          -------------      ------------
Sales                                                                      $    581,000      $    670,000
Cost of sales
                                                                                418,000           433,000
                                                                           ------------      ------------
Gross profit                                                                    163,000           237,000

Stock based compensation                                                        629,000
Software development                                                            272,000           103,000
Selling, general and administrative                                             572,000           781,000
                                                                           ------------      ------------
Loss from operations                                                         (1,310,000)         (647,000)
Interest income (expense), net                                                    9,000           (28,000)
                                                                           ------------      ------------
Net loss                                                                   $ (1,301,000)         (675,000)
                                                                           ============      ============
Net loss per common share:
   Basic and diluted                                                       $       (.01)             (.02)
                                                                           ============      ============
Weighted average shares outstanding                                         106,374,000        27,560,000
                                                                           ============      ============





See notes to financial statements.

NEXPUB, INC.
Condensed Statements of Cash Flows (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                    -------------------------------
                                                                                        2001              2000
                                                                                    -------------      -----------
Cash flows from operating activities:

Net loss                                                                            $  (1,301,000)     $  (675,000)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       45,000           63,000
       Amortization of deferred compensation                                              629,000               --
       Warrants issued for services                                                        23,000               --
       Changes in operating assets and liabilities (including the purchase of
         $346,000 of factored receivables in 2000)                                       (193,000)      (2,258,000)
                                                                                    -------------      -----------
              Net cash used in operating activities                                      (797,000)      (2,870,000)
                                                                                    -------------      -----------

Cash flows from investing activities:
   Purchases of property and equipment                                                    (43,000)          (4,000)
                                                                                    -------------      -----------
              Net cash used in investing activities                                       (43,000)          (4,000)
                                                                                    -------------      -----------
Cash flows from financing activities:
   Stock subscriptions refundable                                                               --       3,040,000
   Bank overdraft                                                                               --         (25,000)
   Proceeds from stockholder loans (net of repayments)                                          --         286,000
   Principal repayments on notes payable                                                  (30,000)         (27,000)
   Principal repayments on capital lease obligations                                       (8,000)          (6,000)
   Deferred offering costs                                                                     --         (363,000)
                                                                                    -------------      -----------
              Net cash (used in) provided by financing activities                         (38,000)       2,905,000
                                                                                    -------------      -----------
Net increase (decrease) in cash                                                          (878,000)          31,000
Cash  - beginning of year                                                               1,752,000               --
                                                                                    -------------      -----------
Cash  - end of period                                                               $     874,000      $    31,000
                                                                                    =============      ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest                                                                      $      13,000      $    28,000
                                                                                    =============      ===========

   Supplemental schedule of noncash investing and financing activities:
      Capital lease obligations                                                                        $    17,000
                                                                                                       ===========

See notes to financial statements.

NEXPUB, INC.

Notes to Financial Statements
March 31, 2001


NOTE A - BASIS OF PRESENTATION, OPERATING LOSSES AND CASH REQUIREMENTS

The accompanying unaudited condensed financial statements include the accounts of NexPub, Inc., formerly known as PrintOnTheNet.com, Inc. ("NexPub", the "Company" or "We"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-KSB.

We are a web-based provider of end-to-end printing and publishing management and production services. Our customer focus is purchasers of business communications and the manufacturers who supply those services. We offer customers access to a private customized secure website containing a digital catalog of corporate branding material and marketing products which allows them to create custom printed materials on-demand and fulfilled to their required destination. The web environment we created is the CorporatePrintCenter ("CPC"). The CPC employs graphic on the fly technology which enables users to see an image of their print order, make modifications and see those updated in real time, select quantity, request turn-around time and establish delivery instructions.

We provide software and services developed to streamline the design, production, delivery and management of business communications. Our services are focused towards executive management including CEOs, CFOs, and heads of marketing and purchasing departments. Our target markets include financial services, investment banking, franchise systems, legal and accounting firms, marketing and services organizations, travel and leisure companies, and the automotive and real estate selling industries. With the CPC and our printing facility, our customers can have a centralized website for the procurement and management of business communications while receiving possible cost savings in the printing of those products. The efficiencies that we provide with the CPC and our low printing production costs can provide companies significant savings in their printing expenses.

During the first quarter of 2001, we developed our CPC technology to allow: (i) clients to interface with third party printers (other than NexPub); and (ii) other printers or clients to build their own CPCs. We anticipate that by the end of the second quarter of 2001, individual stock carrying units ("SKUs") on the CPC will be capable of being "tagged" to different fulfillment centers. We expect that these technological developments will allow us to offer the CPC software and the capabilities described above, on a licensed basis to enterprises who wish to use other printers or to printers who wish to offer the CPC technology to their clients. Although we anticipate to seek additional licensing opportunities, we will continue to seek direct accounts. The revenue that may be generated from the licensing of the software includes subscription fees, usage fees and license fees.

On December 30, 1999, the Company acquired PrintAmerica Interactive, Inc. ("PrintAmerica") for 1,000,000 shares of its common stock. The acquisition was recorded at the historical cost of PrintAmerica's assets and liabilities in a manner similar to a pooling of interests for accounting purposes since PrintAmerica was owned by the parents of the Company's two principal stockholders, Benjamin and Samuel Rogatinsky (the "Rogatinskys"), who collectively owned approximately 86% of the common stock of the Company on the date of the acquisition. PrintAmerica was merged into the Company in January 2000. The accompanying financial statements include the accounts and activity of both the Company and PrintAmerica for all periods presented.

At March 31, 2001, we had a working capital deficit of $681,000. We had cash of approximately $568,000 as of May 13, 2001. We expect to incur minimum cash expenditures of $150,000 during the remainder of 2001 relating to

NEXPUB, INC.

Notes to Financial Statements
March 31, 2001


development of our website. We have continued to experience negative cash flow and we do not have immediate access to sufficient committed funds to meet our projected operating needs for at least the next twelve months. We expect to require approximately $150,000 to $175,000 per month to conduct our business in its ordinary course. If our operations continue at present levels, we will require additional funds, and we may be required to sell (if possible) additional equity and/or liquidate certain assets to meet these funding requirements; however, there is no assurance that additional capital or financing will be available to us on acceptable terms. If capital requirements vary materially from those currently planned, we may require additional financing even sooner than anticipated. If positive operating results are not achieved within the next few months, and if capital resources are not available on terms acceptable to us, we intend to reduce expenditures so as to minimize our requirements for additional financial resources. Such measures may include reduction of our technology costs during the remainder of 2001 and restructuring various employee compensation packages. Although we expect revenue from our new product lines to increase in the future, there can be no assurance that we will be able to generate internally or raise sufficient funds to continue our operations. Our financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue our operations.

NOTE B - INVENTORIES

Inventories consist of the following:

                                                           March 31, 2001
                                                           --------------
         Raw materials                                         48,000
         Work in process                                       29,000
                                                               ------

                                                               77,000
                                                               ======

NOTE C - SOFTWARE DEVELOPMENT

Software development costs include programming costs and the value of warrants issued to outside consultants. Costs incurred during the periods presented related to the development of a functional change to our existing software. Such costs were expensed as incurred.

NOTE D - STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2001 we granted options to purchase 314,000 shares of common stock to certain outside consultants for services relating to development of the Company's web site. These options are exercisable at $.30 per share and were valued at $23,000 using the Black-Scholes pricing model and recorded as software development expense.

NEXPUB, INC.

Notes to Financial Statements
March 31, 2001


NOTE E - LOSS PER SHARE

Basic and diluted loss per share in the accompanying condensed statements of operations are based upon the weighted average shares outstanding during the applicable period. The impact of potential common shares has not been included for the loss periods presented as they are antidilutive. The components of basic and diluted loss per share are as follows:

                                                                                   Three Months Ended March 31,
                                                                                --------------------------------
                                                                                   2001                  2000
                                                                                -----------           ----------
         Basic average shares outstanding                                       106,374,000           27,560,000
         Potential common shares
         Diluted average shares outstanding                                     106,374,000           27,560,000
                                                                                ===========           ==========

         Potential common shares not included in the calculation
           of diluted loss per share because their impact is antidilutive        55,622,000            6,000,000
                                                                                ===========           ==========


NOTE F - COMMITMENTS AND CONTINGENCIES

In March 2000, the prior management of the Company determined that the Company was subject to certain corporate guaranties of the obligations of certain corporate affiliates (see Note G). Neither the private placement memorandum used in connection with a February 2000 offering of the Company's securities, nor documents filed with the Securities and Exchange Commission ("SEC") related to the PrintAmerica merger, disclosed the existence of these corporate guaranties. These guaranties were subsequently released by the financial institutions which were the beneficiaries thereof. The Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities, or certain persons who bought or sold the Company's securities during the relevant time period. No conclusion can be reached as to what impact, if any, these inquiries may have on the Company or its operations. As previously reported in the Company's Form 8-K dated August 2, 2000, the Company is the subject of a continuing informal inquiry by the Southeast Regional Office of the Securities and Exchange Commission (the "SEC Regional Office"). The SEC Regional Office's inquiry is confidential and should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person, entity or security that may be involved. The Company has provided certain documentary evidence to the SEC in this regard.

In January 2001, the SEC issued a formal order of private investigation in connection with its investigation of the Company.

NOTE G - GUARANTIES AND LITIGATION MATTERS

Subsequent to its merger with PrintAmerica, the Company's prior management became aware that PrintAmerica had guaranteed up to $7,500,000 in obligations of National Lithographers and Publishers, Inc., a wholly owned subsidiary of National Holding (defined below) ("National Lithographers") to First Southern Bank (the "Bank"). In January 2000, the Company had also guaranteed this indebtedness to the Bank. In March 2000 the underlying indebtedness secured by these guaranties went into default and there were insufficient assets of National Lithographers to satisfy the debt. Subsequently, National Lithographers filed for an assignment for the benefit of creditors.

PrintAmerica had also guaranteed the obligations of National Holding Company, Inc., a company owned by the Rogatinskys ("National Holding") to Merrill Lynch. On March 15, 2000, National Holding's indebtedness to Merrill

NEXPUB, INC.

Notes to Financial Statements
March 31, 2001


Lynch of approximately $1,045,000 was in default and Merrill Lynch instituted a lawsuit against the borrowers and all the guarantors including PrintAmerica (and by operation of law of the Company) to collect the amount owed.

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

(d) The Company purchased a printing press from National Lithographers (and obtained an assignment of the lien from Merrill Lynch) for $225,000. In June 2000 the Company sold the press for net proceeds of approximately $56,000 which it received in October 2000. The Rogatinskys are obligated to cover the loss of $169,000 which, at the Company's option, by either (i) transferring to the Company such additional number of shares of the Company's common stock at the lesser of $0.09 per share, or one-half of the then current market price per share to make up the loss, or (ii) under certain circumstances, selling enough shares to generate proceeds sufficient to pay the loss. This amount is included in treasury stock.

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

NEXPUB, INC.

Notes to Financial Statements
March 31, 2001


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

(i) Effective June 8, 2000, the Rogatinskys resigned as officers and directors of the Company.

(j) All amounts payable by the Company pursuant to stockholder loans (totaling $1,263,000) and due to affiliate (totaling $51,000) were contributed to the capital of the Company in June 2000.

(k) The Company obtained releases from all of the parties to the omnibus settlement described above.

Item 2. Management's Discussion and Analysis of Financial Condition and
Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations included herein should be read in conjunction with the Condensed Financial Statements and Notes to Financial Statements of the Company included in Item 1. above. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in Management's Discussion and Analysis of Financial Condition and Results of Operations refers to continuing operations.

Results of Operations

Sales were $581,000 and $670,000 during the three months ended March 31, 2001 and 2000, respectively. During the 2001 period, a significant amount of management's time continued to be devoted to efforts to resolve issues related to certain guaranties and litigation matters (see Notes F and G of Notes to Financial Statements), and we have continued to devote a substantial amount of time and resources to implementation of our website and Internet strategy. Additionally, during the 2001 period we declined certain printing work which we expected would not be profitable, and we no longer generate sales from walk in business at our new location (see below), although such sale activity was not material.

Cost of Sales was $418,000 (71.9% of sales) and $433,000 (64.6% of sales) during the three months ended March 31, 2001 and 2000, respectively. During the fourth quarter of 2000, we relocated our three production locations into a single facility, and anticipate that cost savings related to certain duplicative processes will begin to be realized in the second quarter of 2001.

Stock based compensation expense, amounting to $629,000 during the three months ended March 31, 2001, relates to amortization of employment related warrants and options issued in June 2000.

Software development expenses were $272,000 and $103,000 during the three months ended March 31, 2001 and 2000, respectively. Such costs relate to development of our web site and Internet strategy. Included in such expenses during the 2001 period was a non-cash charge of $23,000 relating to the value placed on warrants issued to certain outside vendors that provided services to us.

Selling, general and administrative expenses were $572,000 and $781,000 during the three months ended March 31, 2001 and 2000, respectively.

During the three months ended March 31, 2001, we had a net loss of $1,301,000, or $.01 basic and diluted loss per share, compared to a net loss of $675,000, or $.02 basic and diluted loss per share, during the three months ended March 31, 2000. The principal reasons for the increase in net loss from 2000 to 2001 are discussed above.

Liquidity and Capital Resources

Net cash used in operating activities was $797,000 during the three months ended March 31, 2001. The components include a net loss of $1,301,000, offset by depreciation and amortization expenses of $45,000, a non-cash charge to stock based compensation expense of $629,000, and deceased cash of $193,000 resulting from changes in operating assets and liabilities.

During 2001, net cash used for investing activities was $43,000 relating to purchases of property and equipment.

During 2001, net cash provided by financing activities was $38,000 relating to principal repayments under notes payable and capital lease obligations.

At March 31, 2001, we had a working capital deficit of $681,000. We had cash of approximately $568,000 as of May 13, 2001. We expect to incur minimum cash expenditures of $150,000 during the remainder of 2001 relating to development of our website. We have continued to experience negative cash flow and we do not have immediate access to sufficient committed funds to meet our projected operating needs for at least the next twelve months. We expect to require approximately $150,000 to $175,000 per month to conduct our business in its ordinary course. If our operations continue at present levels, we will require additional funds, and we may be required to sell (if possible) additional equity and/or liquidate certain assets to meet these funding requirements; however, there is no assurance that additional capital or financing will be available to us on acceptable terms. If capital requirements vary materially from those currently planned, we may require additional financing even sooner than anticipated. If positive operating results are not achieved within the next few months, and if capital resources are not available on terms acceptable to us, we intend to reduce expenditures so as to minimize our requirements for additional financial resources. Such measures may include reduction of our technology costs during the remainder of 2001 and restructuring various employee compensation packages. Although we expect revenue from our new product lines to increase in the future, there can be no assurance that we will be able to generate internally or raise sufficient funds to continue our operations. Our financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue our operations.

Forward Looking Statements

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as the prompt and satisfactory resolution of governmental inquiries regarding certain historical financial and other corporate disclosures, future revenues, website and product development and market acceptance thereof, production and office consolidation and relocation, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. The words "anticipates", "believes", "estimates", "expects", "plans", "intends", "should", "seek", "will", and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, including, our ability to generate a positive cash flow in the new term, the availability of capital sources on economically reasonable terms, our success or failure to implement our business strategy, our ability to market successfully our on-line printing and publishing concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the Internet printing and publishing business and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART II
                                OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

None.


(b)   REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NEXPUB, INC.



Date: May 15, 2001                             By: /s/ NEAL J. POLAN
                                                   -----------------------------
                                                   Neal J. Polan
                                                   Chief Executive Officer



Date: May 15, 2001                             By: /s/ ROBERT NORRIS
                                                   -----------------------------
                                                   Robert Norris
                                                   Chief Financial Officer