Form 10QSB
period 2001-06-30
NEXPUB INC
filed 2001-08-20
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001.

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

                      3820 Executive Way, Miramar, FL 33025
    -------------------------------------------------------------------------
               Address of principal executive offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,374,000 as of August 17, 2001.

Transitional Small Business Disclosure Format
(Check one):
Yes [ ]  No: [X]

NEXPUB, INC.


Contents

                                                                                                              Page
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheet as of June 30, 2001                                                            3

         Condensed statements of operations for the three and six months ended June 30, 2001 and 2000           4

         Condensed statements of cash flows for the six months ended June 30, 2001 and 2000                     5

         Notes to financial statements                                                                          6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  10

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                       14

NEXPUB, INC.

Item 1.   Financial Statements
Condensed Balance Sheet (Unaudited)
June 30, 2001




ASSETS
Current assets:
   Cash                                                                                           $    265,000
   Accounts receivable, net of allowance for doubtful accounts of $46,000                              187,000
   Inventories                                                                                          51,000
   Prepaid expenses                                                                                     14,000
                                                                                                  ------------
      Total current assets                                                                             517,000

Property and equipment, net of accumulated depreciation and amortization of $223,000                   571,000
Other assets                                                                                            68,000
                                                                                                  ------------
                                                                                                  $  1,156,000
                                                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable, current portion                                                                 $    163,000
   Capital lease obligations, current portion                                                           20,000
   Obligations under guarantees                                                                      1,176,000
   Accounts payable                                                                                    443,000
   Accrued expenses                                                                                     33,000
                                                                                                  ------------
      Total current liabilities                                                                      1,835,000

Notes payable, noncurrent portion                                                                      272,000
Capital lease obligations, noncurrent portion                                                           98,000
                                                                                                  ------------
                                                                                                     2,205,000
                                                                                                  ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
   Common stock, $.001 par value, 225,000,000 shares authorized, 106,374,000 shares issued             106,000
   Additional paid-in capital                                                                       24,017,000
   Deferred compensation                                                                            (2,402,000)
   Treasury stock, at cost  (held for settlement of guarantee), 13,361,000 common shares            (1,282,000)
   Accumulated deficit                                                                             (21,488,000)
                                                                                                  ------------
                                                                                                    (1,049,000)
                                                                                                  ------------
                                                                                                  $  1,156,000
                                                                                                  ============

See notes to financial statements

NEXPUB, INC.

Condensed Statements of Operations (Unaudited)

                                                               Three Months Ended                       Six Months Ended
                                                                    June 30,                                 June 30,
                                                       ----------------------------------        ----------------------------------
                                                            2001                 2000                2001                 2000
                                                       -------------        -------------        -------------        -------------
Sales                                                  $     462,000        $     626,000        $   1,043,000        $   1,296,000
Cost of sales                                                389,000              523,000              807,000              956,000
                                                       -------------        -------------        -------------        -------------
Gross profit                                                  73,000              103,000              236,000              340,000
                                                       -------------        -------------        -------------        -------------

Stock based compensation                                     629,000              252,000            1,258,000              252,000
Software development                                         256,000               97,000              528,000              200,000
Selling, general and administrative                          382,000              972,000              954,000            1,753,000
Impairment of long-lived assets                              184,000                 --                184,000                 --
Fair value of warrants issued                                   --              9,990,000                 --              9,990,000
                                                       -------------        -------------        -------------        -------------
Loss from operations                                      (1,378,000)         (11,208,000)          (2,688,000)         (11,855,000)
Interest income (expense), net                                (4,000)             (10,000)               5,000              (38,000)
                                                       -------------        -------------        -------------        -------------
Net loss                                               $  (1,382,000)       (11,218,,000)        $  (2,683,000)       $ (11,893,000)
                                                       =============        =============        =============        =============
Net loss per common share:
   Basic and diluted                                   $        (.01)       $        (.43)       $        (.03)       $        (.49)
                                                       =============        =============        =============        =============
Weighted average shares outstanding                      106,374,000           26,015,000          106,374,000           24,486,000
                                                       =============        =============        =============        =============




See notes to financial statements.

NEXPUB, INC.
Condensed Statements of Cash Flows (Unaudited)

                                                                                                      Six Months Ended June 30,
                                                                                                   --------------------------------
                                                                                                       2001               2000
                                                                                                   ------------        ------------
Cash flows from operating activities:

Net loss                                                                                           $ (2,683,000)       $(11,893,000)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                     59,000             124,000
       Impairment of long-lived assets                                                                  184,000                --
       Amortization of deferred compensation                                                          1,258,000             252,000
       Warrants issued for services                                                                      23,000                --
       Fair value of warrants issued                                                                       --             9,990,000
       Changes in operating assets and liabilities (including the purchase of
         $346,000 of factored receivables in 2000)                                                     (180,000)           (592,000)
                                                                                                   ------------        ------------
              Net cash used in operating activities                                                  (1,339,000)         (2,119,000)
                                                                                                   ------------        ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                                  (53,000)             (4,000)
                                                                                                   ------------        ------------
              Net cash used in investing activities                                                     (53,000)             (4,000)
                                                                                                   ------------        ------------
Cash flows from financing activities:
   Principal repayments on notes payable                                                                (80,000)            (88,000)
   Principal repayments on capital lease obligations                                                    (15,000)            (17,000)
   Bank overdraft                                                                                          --               (25,000)
   Proceeds from stockholder loans (net of repayments)                                                     --               286,000
   Proceeds from sale of common stock                                                                      --             6,196,000
   Proceeds from sale of warrants                                                                          --               160,000
   Purchase of treasury stock                                                                              --            (1,113,000)
                                                                                                   ------------        ------------
              Net cash (used in) provided by financing activities                                       (95,000)          5,399,000
                                                                                                   ------------        ------------
Net increase (decrease) in cash                                                                      (1,487,000)          3,276,000
Cash  - beginning of year                                                                             1,752,000                --
                                                                                                   ------------        ------------
Cash  - end of period                                                                              $    265,000        $  3,276,000
                                                                                                   ============        ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                                                     $      3,000        $     33,000
                                                                                                   ============        ============

   Supplemental schedule of noncash investing and financing activities:
      Capital lease obligations                                                                                        $     17,000
                                                                                                                       ============
       Stockholder loans and due to affiliate contributed to capital                                                   $  1,314,000
                                                                                                                       ============


See notes to financial statements.

NEXPUB, INC.

Notes to Financial Statements
June 30, 2001


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

At June 30, 2001, we had a working capital deficit of $1,318,000. We had cash of approximately $88,000.00 as of August 17, 2001. We have continued to experience significant negative cash flows and we do not have immediate access to funds. We expect to require approximately $40,000 per month to conduct our business in its present ordinary course. Additionally, we expect to incur minimum cash expenditures of approximately $220,000 during the remainder of 2001 relating to continuing development of our technology. We will not be able to continue to operate without substantial cost reductions unless additional equity financing is obtained; however, there is no assurance that additional capital will be available to us on acceptable terms. If funding is not obtained, we will be required to liquidate certain assets to meet these funding requirements. If positive operating results are not achieved within the next few months, and if capital resources are not available on terms acceptable to us, we intend to reduce expenditures so as to minimize our requirements for additional financial resources. Such measures may include reduction of our technology costs during the remainder of 2001 and restructuring various employee compensation packages. Although we expect revenue from our new product lines to increase in the future, there can be no assurance that we will be able to generate internally or raise sufficient funds to continue our operations.

The above factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue our operations.

NOTE B - INVENTORIES

Inventories consist of the following:

                                                    June 30, 2001
                                                    -------------
         Raw Materials                                 37,000
         Work in process                               14,000
                                                    ---------
                                                      $51,000
                                                    =========

NEXPUB, INC.

Notes to Financial Statements
June 30, 2001


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


NOTE E - LOSS PER SHARE

Basic and diluted loss per share in the accompanying condensed statements of operations are based upon the weighted average shares outstanding during the applicable period. The impact of potential common shares has not been included for the loss periods presented as they are antidilutive. The components of basic and diluted loss per share are as follows:


                                           Three Months Ended June 30,    Six Months Ended June 30,
                                               2001         2000              2001         2000
                                               ----         -----             ----         ----
   Basic average shares outstanding         106,374,000   26,015,000       106,374,000   24,486,000
   Potential common shares
   Diluted average shares outstanding       106,374,000   26,015,000       106,374,000   24,486,000
                                            ===========   ==========       ===========   ==========
   Potential common shares not
     included in the calculation
     of diluted loss per share
     because their impact is antidilutive    55,622,000    6,000,000        55,622,000    6,000,000
                                            ===========   ==========       ===========   ==========


NOTE F - COMMITMENTS AND CONTINGENCIES

In March 2000, the prior management of the Company determined that the Company was subject to certain corporate guaranties of the obligations of certain corporate affiliates (see Note G). Neither the private placement memorandum used in connection with a February 2000 offering of the Company's securities, nor documents filed with the Securities and Exchange Commission ("SEC") related to the PrintAmerica merger, disclosed the existence of these corporate guaranties. These guaranties were subsequently released by the financial institutions which were the beneficiaries thereof. The Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities, or certain persons who bought or sold the Company's securities during the relevant time period. No conclusion can be reached as to what impact, if any, these inquiries may have on the Company or its operations. As previously reported in the Company's Form 8-K dated August 2, 2000, the Company is the subject of a continuing informal inquiry by the Southeast Regional Office of the Securities and Exchange Commission (the "SEC Regional Office"). The SEC Regional Office's inquiry is confidential and should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person, entity or security that may be involved. The Company has provided certain documentary evidence to the SEC in this regard. In January 2001, the SEC issued a formal order of private investigation in connection with its investigation of the Company. The Company expects to settle this matter without civil penalty or fine; however, there

NEXPUB, INC.

Notes to Financial Statements
June 30, 2001


can be no assurance that this will occur. The Company has submitted an offer of settlement to the SEC which includes a minimum sanction whereby the Company agrees not to violate certain federal securities laws in the future. This settlement offer is presently pending before the SEC for its review and final approval.


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

         (d) The Company purchased a printing press from National Lithographers (and obtained an assignment of the lien from Merrill Lynch) for $225,000. In June 2000 the Company sold the press for net proceeds of approximately $56,000 which it received in October 2000. The Rogatinskys are obligated to cover the loss of $169,000 which, at the Company's option, by either (i) transferring to the Company such additional number of shares of the Company's common stock at the lesser of $0.09 per share, or one-half of the then current market price per share to make up the loss, or (ii) under certain circumstances, selling enough shares to generate proceeds sufficient to pay the loss. This amount is included in treasury stock. On March 20, 2001, the Company directed the Rogatinskys to transfer 7,210,205 shares of the Company's common stock to the Company in order to satisfy the loss described above. As of the filing of this Report, such shares have not been transferred.

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

NEXPUB, INC.

Notes to Financial Statements
June 30, 2001


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


NOTE H - IMPAIRMENT LOSS

During the quarter ended June 30, 2001, the Company recorded a noncash impairment loss of $184,000 related to a write-down of intangible assets (goodwill and non-compete agreements) recorded on acquisitions. Future cash flows is estimated to be less than the carrying value of such intangible assets, and therefore an impairment loss has been recognized. As of June 30, 2001 there is no carrying value remaining for intangible assets.


NOTE I - OBLIGATION UNDER GUARANTEES

Obligations under guarantees, amounting to $1,176,000, represents the fair value of the treasury stock on hand and common stock the Company expects to receive and which the Bank has a first priority lien on. The Company recognized a charge for such amount in the year ended December 31, 2000, since it appeared more likely than not that the Bank would demand delivery of all pledged shares.

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

During the first quarter of 2001, we developed our CPC technology to allow: (i) clients to interface with third party printers (other than NexPub); and (ii) other printers or clients to build their own CPCs. By the end of the second quarter of 2001, we developed the technology to allow individual stock carrying units ("SKUs") on the CPC to be "tagged" to different fulfillment centers. We expect that these technological developments will allow us to offer the CPC software and the capabilities described above, on a licensed basis to enterprises who wish to use other printers or to printers who wish to offer the CPC technology to their clients. Although we anticipate seeking additional licensing opportunities, we will continue to pursue direct accounts. The revenue that may be generated from the licensing of the software includes subscription fees, usage fees and license fees.

Recent Events
-------------

During the last several months, the Company has reoriented its sales and marketing strategy. The Company's initial release of CPC, in the first quarter of 2001, was a technology platform designed to offer enterprise clients the ability to manage their printing and publishing using our web-based interface with NexPub as the printer. The target client employed 200-300 people and had an annual print budget of $150,000. We believe that by using the CPC, clients could save on their print costs and create more efficiency and controls. As we called on many potential clients in the target group, we began to recognize that many clients did not believe that the savings and efficiency were compelling enough for them to change printers and institute a new system throughout their company. Also, a substantial portion of our target financial clients, small to midsize underwriters, printing private placement documents and associated documents saw significant drop-off in their capital raising efforts and their business, which directly impacted their printing needs and our sales strategy.

As a result of these experiences and the dynamics of the marketplace, NexPub developed its CPC versions 2.0 and 3.0 to meet a new set of strategic criteria. CPC 3.0 gives other printers the ability to create and manage CPC's for their clients and allows these printers full control over the fulfillment of print orders for their customers. Additionally, large enterprise clients can license the CPC technology to build and manage their own print process with multiple printers and attach different fulfillment centers (printers) to different products. In this way, the enterprise client can control their own web-based interface and not rely on any single printer who may control the interface.

As a result of these later generation technology capabilities the Company began to seek several new strategies:

(i) NexPub began segmenting its technology offering to large Fortune 1000 enterprise clients. By segmenting the offering, NexPub was able to attempt to address the needs of these Fortune 1000 clients which have sophisticated infrastructures and may require only part of our offering. The technology offerings of NexPub often have to be presented to three or four different departments or management groups in large enterprises. We believe the CPC provides a technology for Fortune 1000 companies which are seeking a solution to manage business cards, corporate stationary, envelopes and other corporate identity materials but may not recognize a need for our other management solutions.

(ii) NexPub has begun marketing the CPC as a technology solution for marketing organizations, printers and large enterprise clients. Under this strategy we do not present ourselves as "printers", but offer the CPC as a web-based solution for managing both simple and unique printing, publishing and marketing initiatives. The Company has initiated a direct mail campaign to mid-size printers. The strategy is to offer the CPC to printers which do not have IT staff or do not have the infrastructure to develop sophisticated web-to-print capabilities. Many mid-size printers are faced with the challenge of offering web to print solutions to their few large corporate clients but do not have the capability to develop their own. The technology gives these printers the ability to create CPC's for their corporate clients and allows printers complete control over the fulfillment of print orders from their customers. We will build the CPC's for these printers or, if they have sophisticated prepress managers, we will train the printers to build their own CPC. We will receive a fee for training, hosting, monthly subscription and each for transaction that which uses the CPC.

         Our offering to large marketing organizations allows marketing consultants, advertising agencies and internal sales and marketing departments to integrate a customized marketing solution using our digital library and variable data templating solution to provide customized marketing material for their sales force, distributors and clients. In these cases, the NexPub marketing solution can be integrated into a multi-platform marketing program. The rapidly evolving marketing strategy of customized, targeted marketing often requires the capability for sales organizations to provide variable data solutions within the confines of pre-approved formats, images, text or templates.

         Under this model, NexPub is compensated for designing, building and hosting the CPC. We are also paid a minimum monthly subscription fee and receive a fee for each transaction which takes place using the CPC. We believe this is a "scalable" business model in that the CPC can be integrated into existing marketing strategies, clients do not have to elect to change printers and we often provide a cost effective solution to an evolving segment of customized marketing.

(iii) NexPub is seeking strategic partners, a strategic investment or possible business combinations with large printers in the United States. In pursuit of this objective, NexPub has had meetings with several of the top ten printers in the U.S. The strategic objective is to create a partnership with a large printer with a national sales force which will offer our CPC to their clients. The strategic relationship may be a "private label" technology for the print partner or possible a committed strategic relationship.


Results of Operations
---------------------

Sales were $462,000 and $626,000 during the three months ended June 30, 2001 and 2000, respectively. Sales were $1,043,000 and $1,296,000 during the six months ended June 30, 2001 and 2000, respectively. During the 2001 period, a significant amount of management's time continued to be devoted to efforts to resolve issues related to certain guaranties and litigation matters (see Notes F and G of Notes to Financial Statements), and we have continued to devote a substantial amount of time and resources to implementation of our website and Internet strategy. Additionally, during the 2001 period we declined certain printing work which we expected would not be profitable, and we no longer generate sales from walk-in business at our current location where the Company moved to during the fourth quarter of 2000.

Cost of Sales was $389,000 (84.2% of sales) and $523,000 (83.5% of sales) during the three months ended June 30, 2001 and 2000, respectively. Cost of Sales was $807,000 (77.4% of sales) and $956,000 (73.8% of sales) during the six months ended June 30, 2001 and 2000, respectively. A certain portion of such costs are fixed in nature, including cetain payroll costs. The decrease in revenue from 2000 to 2001 unfavorably impacted cost of sales as a percentage of revenue.

Stock based compensation expense was $629,000 and $252,000 during the three months ended June 30, 2001 and 2000, respectively. Stock based compensation expense was $1,258,000 and $252,000 during the six months ended June 30, 2001 and 2000, respectively. Such expense relates to amortization of employment related warrants and options granted during the year ended December 31, 2000.

Software development expenses were $256,000 and $97,000 during the three months ended June 30, 2001 and 2000, respectively. Software development expenses were $528,000 and $200,000 during the six months ended June 30, 2001 and 2000, respectively. Such costs relate to development of our web site and Internet strategy. Included in such expenses during the 2001 period was a non-cash charge of $23,000 relating to the value placed on warrants issued to certain outside vendors that provided services to us.

Selling, general and administrative ("SG&A") expenses were $382,000 and $972,000 during the three months ended June 30, 2001 and 2000, respectively. SG&A expenses were $954,000 and $1,753,000 during the six months ended June 30, 2001 and 2000, respectively. We incurred a significant amount of non-recurring professional fees during 2000 relating to litigation matters. Additionally, we have reduced or eliminated certain management salaries during 2001.

The Company recorded a charge of $184,000 during the three and six months ended June 30, 2001 relating to the impairment of long-lived assets.

The Company recorded a charge classified as fair value of warrants issued amounting to $9,990,000 during the three and six months ended June 30, 2000. This charge relates to warrants issued to a bank and warrants sold.

During the three and six months ended June 30, 2001, we had a net loss of $1,382,000, or $.01 basic and diluted loss per share, and a net loss of $2,683,000, or $.03 basic and diluted loss per share, respectively. During the three and six months ended June 30, 2000, we had a net loss of $11,218,000, or $.43 basic and diluted loss per share, and a net loss of $11,893,000, or $.49 basic and diluted loss per share, respectively.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $1,339,000 during the six months ended June 30, 2001. The components include a net loss of $2,683,000 and decreased cash of $180,000 resulting from changes in operating assets and liabilities, offset by depreciation and amortization expenses of $59,000, a non-cash impairment of long-lived assets charge of $184,000, a non-cash charge to stock based compensation charge of $1,258,000, a non-cash charge of $23,000 related to warrants issued for services.

Net cash used for investing activities was $53,000 during the six months ended June 30, 2001, relating to purchases of property and equipment.

Net cash used in financing activities was $95,000 during the six months ended June 30, 2001, relating to principal repayments under notes payable and capital lease obligations.

At June 30, 2001, we had a working capital deficit of $1,318,000. We had cash of approximately $88,000.00 as of August 17, 2001. We have continued to experience significant negative cash flows and we do not have immediate access to funds. We expect to require approximately $40,000 per month to conduct our business in its present ordinary course. Additionally, we expect to incur minimum cash expenditures of approximately $220,000 during the remainder of 2001 relating to continuing development of our technology. We will not be able to continue to operate without substantial cost reductions unless additional equity financing is obtained; however, there is no assurance that additional capital will be available to us on acceptable terms. If funding is not obtained, we will be required to liquidate certain assets to meet these funding requirements. If positive operating results are not achieved within the next few months, and if capital resources are not available on terms acceptable to us, we intend to reduce expenditures so as to minimize our requirements for additional financial resources. Such measures may include reduction of our technology costs during the remainder of 2001 and restructuring various employee compensation packages. Although we expect revenue from our new product lines to increase in the future, there can be no assurance that we will be able to generate internally or raise sufficient funds to continue our operations.


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


                                               NEXPUB, INC.



Date: August 20, 2001                          By: /s/ NEAL J. POLAN
                                                       Neal J. Polan
                                                       Chief Executive Officer


Date: August 20, 2001                          By: /s/ ROBERT NORRIS
                                                       Robert Norris
                                                       Chief Financial Officer