Form 10QSB
period 2001-09-30
NEXPUB INC
filed 2001-11-19
CIK 793375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended September 30, 2001.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
      For the transition period from _______________ to _________________.

                        Commission file number 000-14614

                                  NEXPUB, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                           65-0896930
 ------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                      3820 Executive Way, Miramar, FL 33025
               --------------------------------------------------
               Address of principal executive offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,374,000 as of November 16, 2001.

Transitional Small Business Disclosure Format
(Check one):

Yes [ ]  No: [X]

NEXPUB, INC.

Contents
                                                                         Page
                                                                         ----
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheet as of September 30, 2001                  1

         Condensed statements of operations for the three
         and nine months ended September 30, 2001 and 2000                 2

         Condensed statements of cash flows for the nine
         months ended September 30, 2001 and 2000                          3

         Notes to financial statements                                     4


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 13

NEXPUB, INC.

Item 1.   Financial Statements
Condensed Balance Sheet (Unaudited)
September 30, 2001

ASSETS
Current assets:
   Cash                                                            $     27,000
   Accounts receivable, net of allowance for doubtful
    accounts of $43,000                                                 209,000
   Inventories                                                           60,000
   Prepaid expenses                                                      15,000
                                                                   ------------
      Total current assets                                              311,000

Property and equipment, net of accumulated depreciation
and amortization of $252,000                                            410,000
Other assets                                                             56,000
                                                                   ------------
                                                                   $    777,000
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable, current portion                                  $    158,000
   Capital lease obligations, current portion                            21,000
   Stockholder loans                                                    150,000
   Obligations under guarantees                                       1,176,000
   Accounts payable                                                     537,000
   Accrued expenses                                                      38,000
                                                                   ------------
      Total current liabilities                                       2,080,000

Notes payable, noncurrent portion                                       247,000
Capital lease obligations, noncurrent portion                            93,000
                                                                   ------------
                                                                      2,420,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares
     authorized, none issued Common stock, $.001 par value,
     225,000,000 shares authorized, 106,374,000 shares issued           106,000
   Additional paid-in capital                                        24,017,000
   Deferred compensation                                             (1,804,000)
   Treasury stock, at cost  (held for settlement of guarantee),
     13,361,000 common shares                                        (1,282,000)
   Accumulated deficit                                              (22,680,000)
                                                                   ------------
                                                                     (1,643,000)
                                                                   ------------
                                                                   $    777,000
                                                                   ============
See notes to financial statements


NEXPUB, INC.

Condensed Statements of Operations (Unaudited)

                                            Three Months Ended                 Nine Months Ended
                                               September 30,                     September 30,
                                      ------------------------------    ------------------------------
                                           2001            2000             2001            2000
                                      -------------    -------------    -------------    -------------
Sales                                 $     440,000    $     571,000    $   1,483,000    $   1,867,000
Cost of sales                               337,000          482,000        1,144,000        1,438,000
                                      -------------    -------------    -------------    -------------
Gross profit                                103,000           89,000          339,000          429,000
                                      -------------    -------------    -------------    -------------

Stock based compensation                    598,000          399,000        1,856,000          651,000
Software development                        175,000          458,000          703,000          658,000
Selling, general and administrative         379,000          568,000        1,333,000        2,321,000
Impairment of long-lived assets             132,000                           316,000
Plant closure expense                                        276,000                           276,000
Fair value of warrants issued                                                                9,990,000
                                      -------------    -------------    -------------    -------------
Loss from operations                     (1,181,000)      (1,612,000)      (3,869,000)     (13,467,000)
Interest income (expense), net              (11,000)          21,000           (6,000)         (17,000)
                                      -------------    -------------    -------------    -------------
Net loss                              $  (1,192,000)      (1,591,000)   $  (3,875,000)   $ (13,484,000)
                                      =============    =============    =============    =============
Net loss per common share:
   Basic and diluted                  $        (.01)   $        (.02)   $        (.04)   $        (.33)
                                      =============    =============    =============    =============
Weighted average shares outstanding     106,374,000       83,160,000      106,374,000       40,770,000
                                      =============    =============    =============    =============


See notes to financial statements.

NEXPUB, INC.
Condensed Statements of Cash Flows (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
Net loss                                                                          $ (3,875,000)   $(13,484,000)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    88,000         184,000
       Impairment of long-lived assets                                                 316,000
       Amortization of deferred compensation                                         1,856,000         651,000
       Warrants issued for services                                                     23,000         209,000
       Noncash charge related to warrants issued to bank  and sold to investors                      9,990,000
       Common stock issued for services                                                                  2,000
       Write-off of property and equipment                                                             231,000
        Changes in operating assets and liabilities (including the purchase of
         $346,000 of factored receivables in 2000)                                    (101,000)     (1,096,000)
                                                                                  ------------    ------------
              Net cash used in operating activities                                 (1,693,000)     (3,313,000)
                                                                                  ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment                                                 (53,000)        (17,000)
                                                                                  ------------    ------------
              Net cash used in investing activities                                    (53,000)        (17,000)
                                                                                  ------------    ------------
Cash flows from financing activities:
   Principal repayments on notes payable                                              (109,000)       (118,000)
   Principal repayments on capital lease obligations                                   (20,000)        (23,000)
   Proceeds from stockholder loans                                                     150,000
   Bank overdraft                                                                                      (25,000)
   Proceeds from stockholder loans (net of repayments)                                                 286,000
   Proceeds from sale of common stock                                                                6,812,000
   Proceeds from sale of warrants                                                                      160,000
   Purchase of treasury stock                                                                       (1,113,000)
                                                                                  ------------    ------------
              Net cash provided by financing activities                                 21,000       5,979,000
                                                                                  ------------    ------------
Net increase (decrease) in cash                                                     (1,725,000)      2,649,000
Cash  - beginning of period                                                          1,752,000
                                                                                  ------------    ------------
Cash  - end of period                                                             $     27,000    $  2,649,000
                                                                                  ============    ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                                    $     11,000    $     59,000
                                                                                  ============    ============
   Supplemental schedule of noncash investing and financing activities:
      Capital lease obligations                                                                   $     17,000
                                                                                                  ============
       Stockholder loans and due to affiliate contributed to capital                              $  1,314,000
                                                                                                  ============

See notes to financial statements.

NEXPUB, INC.

Notes to Financial Statements
September 30, 2001

NOTE A - BASIS OF PRESENTATION, OPERATING LOSSES AND CASH REQUIREMENTS

The accompanying unaudited condensed financial statements include the accounts of NexPub, Inc., formerly known as PrintOnTheNet.com, Inc. ("NexPub", the "Company" or "We"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed Financial Statements have been prepared internally and have not been reviewed by the Company's independent public accountants. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-KSB.

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

At September 30, 2001, we had a working capital deficit of $1,769,000. We had cash of approximately $16,000 as of November 15, 2001. We have continued to experience significant negative cash flows and we do not have immediate access to funds. We expect to require approximately $15,000 per month to conduct our business in its present ordinary course. As of the date of this report, we have not paid the October and November 2001 principal and interest payments aggregating $19,000 due under certain notes payable and capital lease obligations. Such non-payments constitute a default under the terms of the respective loan agreements. Additionally, we expect to incur minimum cash expenditures of approximately $40,000 during the remainder of 2001 relating to continuing development of our technology. We will not be able to continue to operate without substantial cost reductions unless additional equity financing is obtained; however, there is no assurance that additional capital will be available to us on acceptable terms. If funding is not obtained, we will be required to liquidate certain assets, and, possibly, wind up our operations.

The above factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue our operations.
                                       4

NEXPUB, INC.

Notes to Financial Statements
September 30, 2001


NOTE B - INVENTORIES

Inventories consist of the following:


Raw materials                                                   36,000
Work in process                                                 24,000
                                                               -------

                                                               $60,000

NOTE C - SOFTWARE DEVELOPMENT

Software development costs include programming costs and the value of warrants issued to outside consultants. Costs incurred during the periods presented related to the development of a functional change to our existing software. Such costs were expensed as incurred.

NOTE D - STOCKHOLDER LOANS

During the quarter ended September 30, 2001 the Company borrowed $150,000 from certain stockholders and issued convertible senior secured notes (the "notes"). The notes are payable on demand on or after October 15, 2001 including interest at 10% per annum (increasing to 14% per annum if not repaid by October 15, 2001). The note holders are secured by substantially all of the assets of the Company (first in priority to all future liens and subordinate to all existing lien holders). At the option of the note holders, each one dollar ($1.00) of unpaid principal and interest may be converted to one (1) share of Series C Preferred Stock. As of the date of this report the notes have not been repaid.

NOTE E - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company did not pay the October and November 2001 principal and interest payments aggregating $19,000 due under certain notes payable and capital lease obligations. Such non-payments constitute a default under the terms of the respective loan agreements.

NOTE F - STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2001 we granted options to purchase 314,000 shares of common stock to certain outside consultants for services relating to development of the Company's web site. These options are exercisable at $.30 per share and were valued at $23,000 using the Black-Scholes pricing model and recorded as software development expense.

NEXPUB, INC.

Notes to Financial Statements
September 30, 2001

NOTE G - LOSS PER SHARE

Basic and diluted loss per share in the accompanying condensed statements of operations are based upon the weighted average shares outstanding during the applicable period. The impact of potential common shares has not been included for the loss periods presented as they are antidilutive. The components of basic and diluted loss per share are as follows:

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
                                                                    2001          2000          2001          2000
                                                                 -----------   -----------   -----------   -----------
Basic average shares outstanding                                 106,374,000    83,160,000   106,374,000    40,770,000
Potential common shares
Diluted average shares outstanding                               106,374,000    83,160,000   106,374,000    40,770,000
                                                                 ===========   ===========   ===========   ===========
Potential common shares not included in the calculation
of diluted loss per share because their impact is antidilutive    55,622,000    55,622,000    55,622,000    52,622,000
                                                                 ===========   ===========   ===========   ===========

NOTE H - COMMITMENTS AND CONTINGENCIES

In March 2000, the prior management of the Company determined that the Company was subject to certain corporate guaranties of the obligations of certain corporate affiliates (see Note I). Neither the private placement memorandum used in connection with a February 2000 offering of the Company's securities, nor documents filed with the Securities and Exchange Commission ("SEC") related to the PrintAmerica merger, disclosed the existence of these corporate guaranties. These guaranties were subsequently released by the financial institutions which were the beneficiaries thereof. The Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities, or certain persons who bought or sold the Company's securities during the relevant time period. No conclusion can be reached as to what impact, if any, these inquiries may have on the Company or its operations. As previously reported in the Company's Form 8-K dated August 2, 2000, the Company is the subject of a continuing informal inquiry by the Southeast Regional Office of the Securities and Exchange Commission (the "SEC Regional Office"). The SEC Regional Office's inquiry is confidential and should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person, entity or security that may be involved. The Company has provided certain documentary evidence to the SEC in this regard. In January 2001, the SEC issued a formal order of private investigation in connection with its investigation of the Company. Without admitting or denying the findings contained in the SEC's order, the Company consented to the issuance of an Order Instituting Proceedings, Making Findings and Imposing a Cease-And-Desist Order by the SEC.

NOTE I - GUARANTIES AND LITIGATION MATTERS

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

NEXPUB, INC.

Notes to Financial Statements
September 30, 2001


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

     (d) The Company purchased a printing press from National Lithographers (and obtained an assignment of the lien from Merrill Lynch) for $225,000. In June 2000 the Company sold the press for net proceeds of approximately $56,000 which it received in October 2000. The Rogatinskys are obligated to cover the loss of $169,000 which, at the Company's option, by either (i) transferring to the Company such additional number of shares of the Company's common stock at the lesser of $0.09 per share, or one-half of the then current market price per share to make up the loss, or (ii) under certain circumstances, selling enough shares to generate proceeds sufficient to pay the loss. This amount is included in treasury stock. On several occasions, the Company has directed the Rogatinskys to transfer 7,210,205 shares of the Company's common stock to the Company in order to satisfy the loss described above. As of the filing of this Report, such shares have not been transferred.

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

NEXPUB, INC.

Notes to Financial Statements
September 30, 2001


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

NOTE J - IMPAIRMENT LOSS

During the quarter ended September 30, 2001 the Company recorded a noncash impairment loss of $132,000 related to a write-down of property and equipment. Future cash flows is estimated to be less than the carrying value such assets, and therefore an impairment loss has been recognized.

NOTE K - OBLIGATIONS UNDER GUARANTEES

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

(ii) NexPub has begun marketing the CPC as a technology solution for marketing organizations, printers and large enterprise clients. Under this strategy we do not present ourselves as "printers", but offer the CPC as a web-based solution for managing both simple and unique printing, publishing and marketing initiatives. The Company has initiated a direct mail campaign to mid-size printers. The strategy is to offer the CPC to printers which do not have IT staff or do not have the infrastructure to develop sophisticated web-to-print capabilities. Many mid-size printers are faced with the challenge of offering web to print solutions to their few large corporate clients but do not have the capability to develop their own. The technology gives these printers the ability to create CPC's for their corporate clients and allows printers complete control over the fulfillment of print orders from their customers. We will build the CPC's for these printers or, if they have sophisticated prepress managers, we will train the printers to build their own CPC. We will receive a fee for training, hosting, monthly subscription and for each transaction that which uses the CPC.

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

(iii) NexPub is seeking strategic partners, a strategic investment or possible business combinations with large printers in the United States. In pursuit of this objective,NexPub has had meetings with several of the top ten printers in the U.S. The strategic objective is to create a partnership with a large printer with a national sales force which will offer our CPC to their clients. The strategic relationship may be a "private label" technology for the print partner or possibly a committed strategic relationship.


Results of Operations

Sales were $440,000 and $571,000 during the three months ended September 30, 2001 and 2000, respectively, and $1,483,000 and $1,867,000 during the nine months ended September 30, 2001 and 2000, respectively. During the 2001 period, a significant amount of management's time continued to be devoted to efforts to resolve issues related to certain guaranties and litigation matters (see Notes H and I of Notes to Financial Statements), and we have continued to devote a substantial amount of time and resources to implementation of our website and Internet strategy. Additionally, during the 2001 period we declined certain printing work which we expected would not be profitable, and we no longer generate sales from walk-in business at our current location where the Company moved to during the fourth quarter of 2000.

Cost of Sales was $337,000 (76.6% of sales) and $482,000 (84.4% of sales) during the three months ended September 30, 2001 and 2000, respectively, and $1,144,000 (77.1% of sales) and $1,438,000 (77.0% of sales) during the nine months ended September 30, 2001 and 2000, respectively. A certain portion of such costs are fixed in nature, including certain payroll costs. The reduced cost of sales as a percentage of revenue from 2000 to 2001 reflects certain cost savings beginning to be realized from the plant relocation that occurred in late 2000.

Stock based compensation expense was $598,000 and $399,000 during the three months ended September 30, 2001 and 2000, respectively, and $1,856,000 and $651,000 during the nine months ended September 30, 2001 and 2000, respectively. Such expense relates to amortization of employment related warrants and options granted during 2000.

Software development expenses were $175,000 and $458,000 during the three months ended September 30, 2001 and 2000, respectively, and $703,000 and $658,000 during the nine months ended September 30, 2001 and 2000, respectively. Such costs relate to development of our web site and Internet strategy.

Selling, general and administrative ("SG&A") expenses were $379,000 and $568,000 during the three months ended September 30, 2001 and 2000, respectively, and $1,333,000 and $2,321,000 during the nine months ended September 30, 2001 and 2000, respectively. We incurred a significant amount of non-recurring professional fees during 2000 relating to litigation matters. Additionally, we have reduced or eliminated certain management salaries during 2001.

The Company recorded a charge of $132,000 and $316,000 during the three and nine months ended September 30, 2001 relating to the impairment of long-lived assets.

The Company recorded a charge classified as fair value of warrants issued amounting to $9,990,000 during the nine months ended September 30, 2000. This charge relates to warrants issued to a bank and warrants sold.

During the three and nine months ended September 30, 2001, we had a net loss of $1,192,000, or $.01 basic and diluted loss per share, and a net loss of $3,875,000, or $.04 basic and diluted loss per share, respectively. During the three and nine months ended September 30, 2000, we had a net loss of $1,591,000, or $.02 basic and diluted loss per share, and a net loss of $13,484,000, or $.33 basic and diluted loss per share, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $1,693,000 during the nine months ended September 30, 2001. The components include a net loss of $3,875,000 and decreased cash of $101,000 resulting from changes in operating assets and liabilities, offset by depreciation and amortization expenses of $88,000, a non-cash impairment of long-lived assets charge of $316,000, a non-cash charge to stock based compensation charge of $1,856,000, a non-cash charge of $23,000 related to warrants issued for services.

Net cash used for investing activities was $53,000 during the nine months ended September 30, 2001, relating to purchases of property and equipment.

Net cash provided by financing activities was $21,000 during the nine months ended September 30, 2001, resulting from stockholder loans of $150,000 offset by principal repayments of $129,000 under notes payable and capital lease obligations.

At September 30, 2001, we had a working capital deficit of $1,769,000. We had cash of approximately $16,000 as of November 15, 2001. We have continued to experience significant negative cash flows and we do not have immediate access to funds. We expect to require approximately $15,000 per month to conduct our business in its present ordinary course. As of the date of this report, we have not paid the October and November 2001 principal and interest payments aggregating $19,000 due under certain notes payable and capital lease obligations. Such non-payments constitute a default under the terms of the respective loan agreements. Additionally, we expect to incur minimum cash expenditures of approximately $40,000 during the remainder of 2001 relating to continuing development of our technology. We will not be able to continue to operate without substantial cost reductions unless additional equity financing is obtained; however, there is no assurance that additional capital will be available to us on acceptable terms. If funding is not obtained, we will be required to liquidate certain assets, and, possibly, wind up our operations.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

In March 2000, the prior management of the Company determined that the Company was subject to certain corporate guaranties of the obligations of certain corporate affiliates (see H of Notes to Financial Statements). Neither the private placement memorandum used in connection with a February 2000 offering of the Company's securities, nor documents filed with the Securities and Exchange Commission ("SEC") related to the PrintAmerica merger, disclosed the existence of these corporate guaranties. These guaranties were subsequently released by the financial institutions which were the beneficiaries thereof. The Company may be subject to claims based on alleged securities laws violations and such actions may be initiated by the federal authorities, state authorities, or certain persons who bought or sold the Company's securities during the relevant time period. No conclusion can be reached as to what impact, if any, these inquiries may have on the Company or its operations. As previously reported in the Company's Form 8-K dated August 2, 2000, the Company is the subject of a continuing informal inquiry by the Southeast Regional Office of the Securities and Exchange Commission (the "SEC Regional Office"). The SEC Regional Office's inquiry is confidential and should not be construed as an indication by the staff of that office that any violation of law has occurred, or as a reflection upon any person, entity or security that may be involved. The Company has provided certain documentary evidence to the SEC in this regard. In January 2001, the SEC issued a formal order of private investigation in connection with its investigation of the Company. Without admitting or denying the findings contained in the SEC's order, the Company consented to the issuance of an Order Instituting Proceedings, Making Findings and Imposing a Cease-And-Desist Order by the SEC.


ITEM 5. OTHER INFORMATION

In October 2001, two directors announced their resignations from our Board of Directors. Two other directors had previously resigned in June and August 2001. Neal Polan remains as the sole member of the Board of Directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

None.

     (b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NEXPUB, INC.



Date: November 19, 2001                       By: /s/ NEAL J. POLAN
                                                  ------------------------------
                                                      Neal J. Polan
                                                      Chief Executive Officer


Date: November 19, 2001                       By: /s/ ROBERT NORRIS
                                                  ------------------------------
                                                      Robert Norris
                                                      Chief Financial Officer